Form 10-K
period 1996-03-31
ACTIVE VOICE CORP
filed 1996-07-01
CIK 869554

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED MARCH 31, 1996     COMMISSION FILE NUMBER  0-22804

                               ACTIVE VOICE CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               WASHINGTON                              91-1235111
        (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

       2901 THIRD AVENUE, SUITE 500                   98121-9800
           SEATTLE, WASHINGTON                        (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                    (206) 441-4700
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

              Securities registered pursuant to Section 12(b) of the Act
                                         None

              Securities registered pursuant to Section 12(g) of the Act
                              Common Stock, No Par Value
                                   (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X      No
          ----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.


     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on June 14, 1996, as reported by the Nasdaq Stock Market was $42,008,239. (1)

     The number of shares of the registrant's Common Stock outstanding as of June 14, 1996, was 4,573,028.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's Proxy Statement relating to the registrant's 1996 Annual Meeting of Stockholders to be held on August 30, 1996, are incorporated by reference into Part III of this Report.



- -----------------
(1) Excludes shares held of record on that date by directors and officers of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                            TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

           Industry Background  . . . . . . . . . . . . . . . . . . . . . .    1
           Strategy . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
           Products . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
           Product Technology . . . . . . . . . . . . . . . . . . . . . . .    6
           Sales and Marketing  . . . . . . . . . . . . . . . . . . . . . .    7
           Product Development  . . . . . . . . . . . . . . . . . . . . . .   10
           Manufacturing  . . . . . . . . . . . . . . . . . . . . . . . . .   10
           Competition  . . . . . . . . . . . . . . . . . . . . . . . . . .   11
           Proprietary Rights . . . . . . . . . . . . . . . . . . . . . . .   11
           Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .   13

Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . .   14

Item 4A.   Executive Officers of the Registrant . . . . . . . . . . . . . .   14

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
            Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . .   16


Item 7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations  . . . . . . . . . . . . . . . . . . . . .  17

Item 8.    Financial Statements and Supplementary Data  . . . . .  . . . .    24

Item 9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure  . . . . . . . . . . . . . . . . . . . . .   37

PART III

Item 10.   Directors and Executive Officers of the Registrant . . . . . . .   38

Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . .   38

Item 12.   Security Ownership of Certain Beneficial Owners and Management .   38

Item 13.   Certain Relationships and Related Transactions . . . . . . . . .   38

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K . 39

                                             PART I.

ITEM 1.      BUSINESS

     Active Voice Corporation (Active Voice or the Company) is a leading provider of PC-based voice processing systems and computer telephone integration (CTI) products. The Company's software products enable small- to medium-sized businesses and offices to communicate more effectively by integrating their traditional office telephone systems with their local area network (LAN) and desktop PCs and with message servers providing voice mail, automated attendant, interactive voice response, fax mail, and desktop PC-based call handling.

     Active Voice products are designed to be "people-oriented," with features that can be readily used without special training or manuals. The Company's principal products, Repartee, Replay Plus and Replay, incorporate Active Voice's "1 for yes, 2 for no" user dialogue. The Company's products use standard, open-architecture PC platforms and operating systems, thereby facilitating the rapid adoption of new PC-based technologies and reducing overall product costs. The Company concentrates its development efforts on software rather than hardware because it believes product value is created most efficiently by emphasizing software solutions to meet customer needs. During fiscal 1995, the Company introduced TeLANophy, a set of new CTI products that offer a subscriber on one of the Company's Repartee systems: (1) the ability to use a desktop PC on a LAN for real-time control of multiple incoming and outgoing calls with the drag and drop features of Microsoft Windows, (2) graphical management of voice mail and facsimile messages, and (3) the ability to listen and respond to e-mail remotely.

     Founded in 1983, the Company was one of the pioneers of PC-based voice processing. Its initial products were based upon technological approaches identified at Massachusetts Institute of Technology's Media Laboratory for Speech and Artificial Intelligence. A central business purpose of the Company is developing software that empowers people to communicate using telephones, PCs, the LAN, and the Internet, four of the most fundamental business tools.

INDUSTRY BACKGROUND

     The voice processing industry, like the computer industry, had its origins in large proprietary systems and has grown to include smaller, more open systems. Early voice processing systems were based on proprietary technology, which often could be used only in conjunction with a single type of private branch exchange (PBX) switch. These systems were designed for use by large corporations and typically cost several hundred thousand dollars. By the early 1980s, new market entrants began to develop systems that were somewhat more affordable, often costing $100,000 or more, but were still based on proprietary hardware and operating system architectures. As the processing power of PCs increased and disk storage, microprocessor and other microcomputer component costs fell, PCs also became a viable platform for voice processing applications. PC-based products, utilizing standard, open-architecture platforms and operating systems, now offer small- to medium-sized businesses and offices the benefits of many of the same features currently found in large proprietary systems, but at substantially lower price points ranging from about $3,800 to $150,000.

     According to industry statistics, the domestic market for voice processing systems comprises more than 35 manufacturers, whose voice messaging products accounted for aggregate end-user revenues of approximately $1.9 billion in 1995, compared with about $989 million in 1991. Manufacturers of voice messaging systems include switch suppliers (such as AT&T, Northern Telecom, Inc. and Rolm Co.); independent manufacturers of proprietary systems (such as Centigram Communications Corporation and Octel Communications Corporation); and independent manufacturers of PC-based, open-architecture systems (such as Active
Voice, Applied Voice Technologies, Inc., Compass Technology, Inc., and Microlog Corporation). Although sales of the Company's products in 1995 represented only about 5.5% of domestic end-user revenues for voice messaging systems, the Company ranked third behind only AT&T and Northern Telecom in total domestic voice messaging systems shipped, according to industry statistics. (References in this paragraph, as well as elsewhere in this Report, to industry statistics concerning sales and shipments by the Company and its competitors are based on estimates compiled relative to the U.S. market by Dataquest Corporation, an independent research firm specializing in high technology.)

     Until recently, voice processing systems had not been widely accepted in most foreign countries, due to various factors such as less advanced communications infrastructures, cultural differences and regulatory requirements. The Company, however, believes that the current markets in Australia, Japan and much of Western Europe exhibit characteristics similar to the U.S. voice processing market in the mid-1980s. In these regions, a few large organizations have installed voice processing systems, and product inquiries by potential customers and distributors are increasing. While the Company believes that small- to medium-sized enterprises in most developed countries have the same needs for improved telephone communications as in the United States, it is difficult to predict the rate and extent of future development of demand for voice processing products in these markets. Although there are several foreign manufacturers of PC-based and proprietary voice processing systems, foreign markets are generally not yet as competitive as the U.S. market.

     Voice processing has traditionally encompassed various types of computer assistance to facilitate interaction over the telephone between a caller, one or more persons and a computer. With voice processing technology, telephone users can utilize voice and touch tones to manipulate calls, interact with computer databases, and access and respond to messages or data from voice or other electronic media, thereby making internal and external communications more efficient. The three most common voice processing features are:

     VOICE MAIL -- allows a caller to store voice messages and replies in a computer, and thereby conduct a dialogue with any person, potentially anywhere in the world, without having to be on the same line at the same time. Typical voice mail features include the ability to record, store and delete messages, and to direct messages to multiple subscribers.

     AUTOMATED ATTENDANT -- allows a caller to direct the computer to switch the call to a telephone extension different from the one dialed, without the manual intervention of an operator. A typical automated attendant system gives the caller the option of directing the call to the extension number of a particular telephone user in the system ("subscriber") or of a particular department, or holding for a live operator.

     INTERACTIVE VOICE RESPONSE (IVR) -- allows a caller to obtain requested information in voice form from a local or nonlocal database. Examples of IVR range from simply selecting announcements from a list of options stored in the computer (also known as AUDIOTEXT) to more complex interactive exchanges such as querying a database for information.

     These basic voice processing functions offer people integrated and simplified access to various types of communications and information through the traditional telephone system. Over the past decade, there has been a proliferation of new methods of business communication, such as facsimile
(fax) and electronic mail (e-mail). At the same time, it has become easier to access communications through pagers, cellular phones and portable computers with communications capability. As a result, voice processing systems can now access and interact with a broad variety of communications sources offering unified messaging. For example, text-to-speech and other voice processing technologies permit a subscriber to hear or send e-mail through touch tones or voice recognition. In addition, today the telecommunications industry is delivering a wide array of CTI products. CTI merges data networks and telephones, dramatically increasing connectivity among the various means of electronic communication and improving the way people communicate and the way they work. Integration of telephone based communications with the LAN (also known as the Intranet) and the Internet are now allowing people to manage their telephone no matter where they are.

STRATEGY

     The Company's strategy is to develop friendly, easy-to-use, PC-based voice processing systems and CTI products that offer integrated access to a broad range of communications with other people and information sources. The Company's strategy is built around five basic elements:

- -    EMPHASIZE SOFTWARE, NOT HARDWARE.  The Company concentrates its development efforts on software rather than on the design or modification of hardware. The Company believes product value is created most efficiently by emphasizing software solutions to meet customer needs.

- -    USE STANDARD, OPEN SYSTEMS AND  HARDWARE.  The Company's products use standard, open-architecture PC platforms and operating systems rather than proprietary computer hardware and operating systems. As a result, the Company can rapidly adopt new
     PC-based technologies and thereby leverage the substantial expenditures made by third parties who develop new technologies for the general PC environment. The use of commonly available hardware components and software minimizes the Company's manufacturing activity and helps reduce the overall cost of its products.

- -    FOCUS ON SMALL- TO MEDIUM-SIZED  OFFICES.  The Company's products are designed for use by small- to medium-sized businesses and offices in a wide range of enterprises, including manufacturing, retail, service, health-care, governmental and institutional settings. Since 1986, the Company's products have offered many of the features commonly available in large, proprietary voice processing systems, at price points more affordable to this target market.

- -    MAKE PRODUCTS  EASY TO USE, INSTALL AND  MODIFY.  The Company
     strives to maximize ease of use for each subscriber, for the system manager and for the installer. The Company's products are designed to be "people-oriented," with features that can be used readily without special training or manuals. For example, a new user need only know the Company's "1 for yes, 2 for no" user dialogue to begin immediate use of all features. Other examples of this product philosophy are the Company's voice mail prompts that encourage conversation between callers and subscribers, and its simplified installation screens and menus, which allow automatic configuration to over 100 different PBX, key system and Centrex switches and enable the system manager to tailor features to subscriber needs.

- -    MINIMIZE  DISTRIBUTION OVERHEAD.  The Company achieves broad market coverage for its products domestically, without the use of a direct sales force, primarily through a nationwide network of over 700 independent telephone system dealers, and through original equipment manufacturers (OEMs). A similar distribution strategy is being pursued by the Company in foreign markets. This distribution structure enables the Company to limitreduce its selling expense overhead, focus its resources on product development, leverage its sales efforts, and achieve exposure to the substantial installed customer bases of these organizations.

PRODUCTS

       The Company has three principal products. Its first product, Repartee, which was introduced in 1986, accounted for approximately 25% of the Company's revenues in fiscal 1996. In 1991, the Company introduced its most affordable product, Replay, to segment its target market and appeal to more price-sensitive, smaller enterprises. Replay accounted for approximately 15% of the Company's fiscal 1996 revenues. This was followed in 1992 by the introduction of Replay Plus, which was positioned between Repartee and Replay in terms of price point, features and capacity. Replay Plus accounted for approximately 40% of the Company's revenues in fiscal 1996. All of these products offer voice mail, automated attendant, audiotext and fax mail features, and require the assistance of a dealer or other trained installer to configure them to the end-user's telephone switch and set up initial greetings, schedules and other subscriber features.

The remaining 20% of the Company's fiscal 1996 revenues was comprised of TeLANophy software, vertical market applications, switch integrations, fax products, replacement hardware and other miscellaneous items.

       REPARTEE -- offers the largest call handling capacity of the Company's products, plus additional features such as fax detect and transfer, fax mail (the ability to verbally annotate, collect and store faxes), fax-on-demand (the ability to request that a certain fax be sent to the caller), call screening, multi-office networking and easy message access.
The Company's CTI products integrate exclusively with Repartee. Repartee includes a computer screen and keyboard that the installer or system manager can utilize to tailor features to subscriber needs.

       The Company's newly released Large System Platform (LSP) adds enhanced computing power to Repartee. With up to 60 ports of capacity for an unlimited number of subscribers, the Large System Platform is advantageous for larger customers.

       REPLAY PLUS -- a mid-priced product that offers most of the features available on Repartee. Replay Plus is the current platform for the Company's Hospitality package. Replay Plus also includes a computer screen and keyboard for tailoring features to subscriber needs.

       REPLAY -- a simple "plug and play" voice processing product intended for small office settings. Its features are correspondingly reduced, which makes configuration and installation much simpler. Replay does not require a computer screen or keyboard, and most of the installation is performed by the end-user. Replay can be integrated with many telephone switches commonly found in small office settings.

       Certain performance and other characteristics of the Company's principal products are set forth in the following table:


                        CURRENT       MAXIMUM         NUMBER OF        HOURS OF        TYPICAL RETAIL
PRODUCT                 VERSION    SUBSCRIBERS (1)    PORTS (2)      MESSAGE STORAGE   PRICE RANGE (3)
- -------                 -------    --------------     ---------      ---------------   ---------------
Repartee  . . . .         7.4          8,000           4 to 60          14 to 500     $12,000-$150,000
Replay Plus . . .         6.6          1,000           2 to 16          18 to 45      $ 7,300-$ 18,000
Replay  . . . . .         2.5            100           2 to 6           18            $ 3,500-$  5,800

(1) Based on the Company's current suggested usage assumptions. The number of subscribers actually supported may be more or less depending upon specific customer usage. The Company's products can be upgraded on site, by increasing the number of ports and disk drive capacity, to accommodate more subscribers up to the limits shown.

(2)    Ports are physical connections of the product to telephone lines.
The number of ports determines the maximum number of telephone calls that can be managed simultaneously by the voice processing system.

(3) Ranges shown are the Company's estimates based on its observations of prices commonly quoted by members of its dealer network, exclusive of maintenance. Prices vary depending upon the size and features of the system purchased. Additional charges may be added for certain switch integrations.


       TELANOPHY -- A suite of CTI products that include client software installed at the desktop PC and a voice processing server attached to the LAN. Together, they offer Repartee subscribers: (1) the ability to use a desktop PC on a LAN for real-time control of multiple incoming and outgoing calls with the drag and drop feature of Microsoft Windows, (2) graphical management of voice mail and facsimile messages, and (3) the ability to listen and respond to e-mail remotely. TeLANophy allows the user to utilize the mouse and keyboard to perform all the functions normally done on the telephone keypad. ViewCall, ViewMail, ViewFax, E-Mail Integration, and the recently released ViewCall Plus are modules of TeLANophy.

- -    VIEWCALL -- ViewCall is a call control module for TeLANophy. With
     ViewCall the user can see incoming calls on the PC screen and manage multiple calls as they arrive. When Repartee routes a call to an extension, ViewCall instantly displays information about the call on the desktop. ViewCall alerts subscribers with visual and audio cues and opens the call window. Users have the power to take the call, ask the caller to hold, take a message or transfer calls to a different extension. ViewCall's monitor feature allows the user to listen to a voice message as it is being recorded and if desired, retrieve the call from voicemail. ViewCall does not just display calls; it identifies callers and collects important data about them. With this information, ViewCall can retrieve records from Personal Information Managers (PIMSs) and display them on screen automatically before the call is answered.

- -    VIEWMAIL -- ViewMail makes voice and fax messages available on a desktop PC. Using a Microsoft Windows interface, ViewMail displays the sender's name, subject and the date and time messages were sent. Messages are managed with a few clicks of ViewMail's easy-to-use buttons, letting the user hear, reply, redirect, archive, delete and leave messages, and rewind, pause and fast forward them during playback. With a sound device on a multimedia PC, ViewMail allows a user to play and record messages without picking up the telephone.

- -    VIEWFAX -- ViewFax gives a user complete fax handling capabilities.
     ViewFax also enables the user to redirect faxes to other subscribers, managing inbound and outbound faxes from any networked PC. ViewFax works with the Active Fax module to notify the user, via telephone, when new faxes arrive, and it also works with the ViewMail module to show the status of inbound and outbound faxes. Using Print-to-Fax, ViewFax also integrates with personal database applications, so each user can deliver faxes to any contact or several contacts at once, in just a few seconds right from their desktop.

- -    E-MAIL INTEGRATION -- The E-Mail Integration package provides 24-hour two-way access to e-mail without a laptop or modem connection. When users checks their universal mailbox, the E-Mail Notify/Delivery module includes e-mail with voice and fax messages. Information is provided about each message so they can be quickly prioritized. The software also provides the option of forwarding e-mail to the nearest fax machine. With the E-Mail Reader module, users can listen to any e-mail message using text-to-speech conversion, and then record a reply that is sent as a voice mail message or an e-mail attachment.

- -    VIEWCALL PLUS -- ViewCall Plus uses the power of Telephony Application
     Programming Interface (TAPI) and Telephony Services Application Programming Interface (TSAPI) to provide complete control of inbound and outbound calls with the use of a windows-based mouse. Using the power of TAPI and TSAPI, ViewCall Plus has three integrated windows: the Telephone Control window shows the flow of calls to and from the telephone extension; the Call Log window records all call activity; and the Contact List window manages data about each caller. Setting up conference calls is accomplished by dragging and dropping contacts to the Telephone Control Window. ViewCall Plus prevents callers from being disconnected or lost during transfer.


     OTHER PRODUCTS AND FEATURES -- PhoneMax is the Company's first stand-alone CTI software product. It provides the power of TeLANophy's ViewCall Plus on a stand-alone PC without a voice processing system and without a LAN. It can be used in any size business, by any number of people, with a TAPI or TSAPI compliant telephone system. Active Fax gives users of Repartee and Replay Plus complete fax handling capabilities. It includes fax mail to store incoming faxes electronically and fax-on-demand to let outside callers retrieve documents from a fax library. To leverage its core product technology, the Company has also developed a specialized vertical market application for the lodging and hospitality industry. The Company's Hospitality Package provides hotel guests with easy, timely and accurate messaging that is available in several multilingual guest conversation modules. It increases the efficiency of the hotel office staff by providing unified messaging and on-screen call management. Optional features, such as tape backup, disk redundancy and tool kits, are also offered with Repartee and Replay Plus, and can be configured by dealers according to a particular end-user's application. In the future, the Company may develop similar applications for other vertical markets.

The Company does not presently customize its products for dealers or end users, but does perform limited feature customizations as requested by certain OEM customers.

PRODUCT TECHNOLOGY

     Each of the Company's voice processing products includes the following principal components: an IBM-compatible PC platform; one or more voice processing circuitboards (voice boards), which contain signal processors to compress and digitize voice and detect various tones; and the Company-designed software. The diagram below illustrates a sample configuration of a Repartee installation:

                  (See Appendix 1 for diagram description)






     REPARTEE ROUTES INCOMING CALLS TO TELEPHONES VIA THE SWITCH. UNANSWERED CALLS ARE ROUTED BACK TO VOICE MAIL. FAX CALLS ARE AUTOMATICALLY ROUTED TO A FAX MACHINE OR SAVED IN FAX MAIL FOR TELEPHONE RETRIEVAL. SUBSCRIBERS CAN ACCESS BOTH VOICE MAIL AND FAX MAIL FROM ANY EXTENSION OR FROM THE PUBLIC TELEPHONE NETWORK.

     The following diagram illustrates a sample configuration of Repartee with TeLANophy features:





                     (See Appendix 2 for diagram description)




      BY INSTALLING A NETWORK INTERFACE CARD IN THE REPARTEE/TELANOPHY SERVER, AND CLIENT SOFTWARE IN THE DESKTOP PC, REPARTEE CAN COMMUNICATE ACROSS A LAN. REPARTEE SENDS CALLER INFORMATION TO THE DESKTOP PC WHEN ROUTING INCOMING CALLS. MESSAGES IN VOICE MAIL CAN BE GRAPHICALLY MANAGED THROUGH A DESKTOP PC AND LISTENED TO VIA TELEPHONE OR A PC SPEAKER.
STORED FAXES CAN ALSO BE VIEWED AT THE DESKTOP. E-MAIL CAN BE LISTENED TO REMOTELY WITH REPARTEE'S TEXT-TO-SPEECH SYNTHESIZER. VOICE REPLIES CAN BE RETURNED AS E-MAIL ATTACHMENTS TO THE ORIGINAL SENDER.

     The Company has developed software that enables certain of its products to be integrated with over 100 different PBX, key system and Centrex telephone switching systems, which the Company believes represent approximately 90% of the installed switches in the United States.
The following is a list of certain major telephone switching systems with which the Company's Repartee and Replay Plus products can be integrated:

MANUFACTURER                 SELECTED SWITCH INTEGRATIONS

AT&T                         Definity System 75/85, Dimension 400,
                             Horizon, Merlin II FP2/FP3, System 25


Centrex                      IAESS, 5ESS, DMS100

Fujitsu                      Focus 196, Focus Elite, Focus 9600, Starlog (SBCs)

Hitachi                      HCX5000

Iwatsu                       ZTD, ADIX

Mitel                        Panther, SX-50, SX-100/SX-200, SX-200 Digital,
                             SX-2000

NEC Electra Mark II, NEAX 1400, NEAX 2400, NEAX 2400 with IMG, NEAX 2400 with MMG, NEAX 2400 with SIM, NEAX 2400 with UMG, Professional I and II

Northern Telecom             SL-1, Meridian, Northstar Modular DR3/DR4/DR5

Panasonic                    308, 616, 1232, DBS

Premier                      ESP 816, ESP 1224, ESP 2464, ESP DX, ESP MDX

Rolm                         CBX 9000 Series, Redwood

Siemens                      480, Saturn IIE, SD 192, HCM 200

Telrad                       2464

Toshiba DK 24/56/96/280, Perception, Strata VI/XII/XX, Strata VI/XII/XXE, Strata VI/XII/XXER2

Vodavi                       Starplus, Starplus Digital

     All of the Company's software is written to standard PC hardware and operating system architecture. Repartee and Replay Plus also conform to Audio Messaging Interchange Specification (AMIS) networking standards. Replay and Replay Plus are presently based on the Microsoft DOS operating system. Early in 1994, Repartee migrated to IBM's OS/2 operating system. The Company is in the process of developing the use of the Microsoft Windows NT operating system in its more complex products.

SALES AND MARKETING


     The Company achieves broad market coverage for its products through a variety of wholesale distribution channels, which the Company believes to be optimal considering the technical knowledge and skill required to sell and install voice processing products. Domestically, the Company distributes its products primarily through a nationwide network of over 700 independent telephone system dealers, and also through OEM arrangements with various manufacturers of telephone systems and business equipment. While the Company supports its dealers and OEMs with Company personnel, this distribution strategy limits the Company's selling expense overhead by largely avoiding the costs of direct sales, installation and customer support activities. The Company leverages its sales efforts through its affiliation with numerous established dealer and OEM sales organizations, thereby achieving exposure to the substantial installed customer bases of these organizations. A similar distribution strategy is being pursued for the Company's foreign sales. The Company has employees engaged in domestic sales, sales management and dealer or OEM support activities, has sales representatives in Australia, Canada and the United Kingdom, and has distribution relationships with dealers, distributors or OEMs in 28 other foreign countries. The following table illustrates the respective amounts and percentages of the Company's revenues contributed by sales through each of these channels during the periods shown:

                               FISCAL YEAR ENDED MARCH 31,
                  ------------------------------------------------------
                        1996                1995               1994
                  -----------------    ---------------    ----------------
                                 (Dollars in thousands)
                  SALES     PERCENT   SALES    PERCENT   SALES     PERCENT
Domestic sales:
 Dealers          $33,081    73.3%    $28,275   76.5%    $21,403    76.1%
 OEMs               5,644    12.5       4,539   12.3       3,637    12.9
                  -------   -----     -------  -----     -------   -----
   Subtotal        38,725    85.8      32,814   88.8      25,040    89.0
International
 sales:             6,413    14.2       4,136   11.2       3,081    11.0
                  -------   -----     -------  -----     -------   -----
   Total          $45,138   100.0%    $36,950  100.0%    $28,121   100.0%
                  -------   -----     -------  -----     -------   -----
                  -------   -----     -------  -----     -------   -----

           The Company's marketing effort is focused on small- to medium-sized businesses, as well as small or local offices of larger companies. The Company's products are utilized by a broad variety of enterprises in manufacturing, retail, service, health-care, governmental and institutional settings. The Company markets its products principally by attending trade shows and advertising in periodicals oriented toward dealers and end users.

      DOMESTIC DEALER NETWORK

      The Company's domestic dealer network consists of over 700 independent telephone system dealers. A typical dealer for the Company's products is a small business operator who primarily sells telephone systems to small- and medium-sized businesses and relies upon the Company's products to augment such sales. Most dealers also handle competing voice processing products. The Company attempts to maintain relationships with a large number of dealers and, because of the potential for dealer turnover, considers it advantageous not to become overly dependent upon a few dealers.

      The Company believes that the loyalty of its dealers is dependent upon maintaining and enhancing the value inherent in its products and the quality of its dealer support. Dealers are required to attend initial Company-sponsored training sessions on system usage, installation, maintenance and customer support. Advanced training is also available on an ongoing basis. The Company maintains a staff of technical and sales support personnel who are available to assist dealers, free of charge. The dealer network is managed by full-time regional and divisional managers, who often accompany dealers on sales calls and are compensated through a commission plan based on quarterly quotas.

      Since the company began selling TeLANophy systems in April of 1994, it has been necessary to augment additional training for its dealer network. Sales and installation of TeLANophy requires both telephony and computer networking expertise. The greater technical complexity of these products requires a level of PC and LAN technical knowledge and support capability that only a small portion of independent telephone system dealers presently have. The Company provides advanced training for system usage, installation, maintenance and customer support. In addition, the Company is currently pioneering the creation of a new channel of distribution for these products, as evident in the recent strategic agreement with Inacom Corporation, a technology management services company.

   Dealers normally purchase turnkey voice processing systems from the Company, but may also purchase voice board-and-software kits that they can combine with PCs of their own selection. Dealers provide installation and post-sale customer service, and often sell maintenance contracts along with the

Company's products. Dealers are subject to agreements with the Company covering matters such as payment terms, protection of proprietary rights and nonexclusive sales territories, but these agreements do not restrict the dealer's ability to carry competing products and are terminable by either party on short notice.

   ORIGINAL EQUIPMENT MANUFACTURERS (OEMs)

   The second major channel of distributing the Company's products is through domestic OEMs, who are typically manufacturers of telephone systems, including Panasonic Communications and Systems Company, NEC America, Inc., Electronic Tele-Communications, Inc., Harris Corporation, Comdial Corporation, and Inter-Tel Equipment, Inc. The Company has had long term relationships with a number of these manufacturers, and believes that its OEM relationships enable it to develop up-to-date switch integrations, with broader features for the OEM's switches, and to gain early insight into market trends. In addition, by customizing its products to take advantage of the unique features of a specific OEM telephone system, the Company is able to further establish its voice processing systems as the product of choice for companies wanting to leverage their existing hardware and software investments.

   OEMs generally market the Company's products under their own equipment name, with their own literature, and through their own sales and technical support networks. Domestic OEM contracts typically have a term of one or more years and provide for volume discounts and initial or minimum sales volumes.

   INTERNATIONAL SALES

   Voice processing systems have only recently experienced wide acceptance in most foreign countries due to various factors such as less advanced communications infrastructures, cultural differences and regulatory requirements. The Company, however, believes that the current markets in Australia, Japan and much of Western Europe exhibit characteristics similar to the U.S. market in the mid-1980s. In these regions, a few large organizations have installed voice processing systems, and product inquiries by potential customers and distributors are increasing. Although the Company believes that smaller enterprises in most developed countries have the same needs for improved telephone communications as in the United States, it is difficult to predict the rate and extent of future development of demand for voice processing products in these markets. The Company believes that alliances with local entities familiar with local telephone systems and local business conditions are important to successful penetration of most foreign markets.

   The Company's international distribution strategy, like its domestic strategy, seeks broad market coverage through a variety of wholesale distribution channels. The Company's products are distributed internationally through arrangements that differ by country, including dealerships, national distributorships, and relationships with foreign OEMs (such as NEC Corporation, Phillips Communications Systems B.V., Crane Telecommunications, Ltd., and Grupo Delta Delta Telecom). The Company has offices in Australia, Canada, and the United Kingdom. In addition, the Company's products are presently sold through dealers or distributors in 28 other countries. The Company sells its products to international customers through Active Voice International Corp., a wholly-owned "foreign sales corporation" established to obtain certain U.S. federal income tax benefits.

   Sales of voice processing products in foreign countries often require additional configuration to adapt to local telephone systems or signal standards. Conversion to foreign language and local conversation patterns has historically been performed by the local dealer, distributor or OEM; however, the Company intends to increase its research and development efforts to localize its core products. Foreign sales also frequently require governmental approvals of part or all of the voice processing system, typically relative to electrical safety and compatibility with local telephone systems and equipment. To date, component approvals have been obtained primarily by the voice board manufacturer.

   PRODUCT SUPPORT

   The Company's dealers and OEM customers are primarily responsible for supporting end users who purchase one of the Company's products. The Company does, however, provide a substantial amount of technical support to its dealers and OEM customers, at no additional cost to them. The Company maintains a technical support staff, devoted to dealer and OEM support. Technical support is available on a toll-free basis 12 hours per day on weekdays and emergency support is available on weekends and holidays. The Company also generally provides a limited warranty on elements of its products, permitting factory returns within 12 months after sale. Although the Company does not offer maintenance contracts for its systems, dealers often independently sell maintenance contracts to end users.

PRODUCT DEVELOPMENT

   The Company believes that it has numerous product development opportunities, which it intends to pursue principally through the development of software, with very little effort or expense devoted to hardware development or modification. The Company believes that its current products are competitive with products offered by others in its industry segment. Nonetheless, it believes that it must continue to make substantial expenditures on product development in order to maintain its competitive position. The Company has not to date capitalized any of its software development costs.

   The Company's product development efforts are performed by four engineering groups. The Enterprise/Server Products group responds to the needs of the high end offering, Repartee, as well as switch integrations and vertical market applications. The Small Business Systems group works on solutions for that segment, specifically, Replay and Replay Plus. The Desktop/Client Products group concentrates on the TeLANophy products. Advanced Products and Technology focuses on the development of new products and features that the Company believes will be important on a three to five year horizon.

   Voice processing systems are often considered "mission critical" to an end-user's business. The importance of incoming business calls, coupled with the real-time nature of voice processing functions, makes system reliability an important competitive requirement. A separate staff of engineers is devoted to product testing and quality assurance. The Company has not in the past experienced any significant post-release errors or bugs in its products, but there can be no assurance that such problems will be avoided in the future, particularly as its products become more complex and sophisticated.

MANUFACTURING

   The Company's product strategy emphasizes the development of software as opposed to hardware, and the use of standard PC-related hardware components in its products, in part to limit its manufacturing activity. The Company's manufacturing operations consist primarily of final assembly and quality-control testing of materials, subassemblies and systems. The Company does not manufacture or perform significant modifications on any hardware components, and is therefore dependent upon third-party manufacturers or vendors of certain critical hardware components such as PCs and circuitboards.

   The Company's products incorporate a number of commercially available application cards, fax boards, voice boards and other circuitboards that enable integrations with certain telephone switches. Voice boards are available in quantity from very few domestic suppliers. To date, the Company's products have incorporated only voice boards manufactured by Dialogic Corporation, primarily because of the cost and effort required to develop telephone switch integrations for an alternate voice board. Although Dialogic Corporation has been a reliable and timely source of voice boards, for strategic reasons the Company is in the process of developing a second source for voice boards.

COMPETITION

   The voice processing industry in general is highly competitive, and the Company believes that the competitive pressures it faces are intensifying. The Company has, however, been successful in this competitive environment in the past, ranking third behind only AT&T and Northern Telecom in total voice messaging systems shipped in 1995, according to domestic industry statistics.

   The segment of the industry that supplies voice processing systems to small- and medium-sized businesses and offices is extremely competitive, having endured intense price competition and pressure on margins in the past few years. This industry segment has also experienced several recent new market entrants and consolidations of smaller competitors into larger entities. In the domestic dealer channel of distribution, product pricing, system features, ease of use and installation, technical and sales support, and product reliability are the primary bases of competition. Voice processing system manufacturers compete intensely for the loyalties and attention of these independent telephone system dealers. In the domestic OEM channel, product pricing is important but other factors such as product quality and reliability, ease of use and OEM support are also significant competitive factors.

   The Company's principal competitors, at present, fall into two categories: telephone equipment manufacturers that offer their own voice processing systems, or a private label OEM system not produced by the Company (for example: AT&T, Northern Telecom, Rolm Corporation and Toshiba
America Information Systems, Inc.); and independent voice processing system manufacturers whose products integrate with multiple telephone systems and either are based on proprietary hardware (for example, Centigram Communications Corporation and Octel Communications Corporation), or are PC-based, like the Company's products (for example, Applied Voice Technologies Inc., Microlog Corporation, and Compass Technology, Inc.). The same principal competitors are encountered in all the Company's distribution channels, with the addition of Comverse Technology, Inc., a U.S.-based manufacturer encountered frequently in the European market. The Company's OEM customers compete with the Company's dealer network for sales to certain customers. The Company's voice processing systems also compete indirectly with voice processing services offered by independent service bureaus and other companies. Such services are offered by most Regional Bell Operating Companies (RBOCs), which could also become significant direct competitors if certain existing judicial restrictions on their business activities were to be relaxed. The Company does not presently have dealer or OEM relationships with any RBOCs.

   The Company has limited patent protection for its products and believes that patents generally will not impose significant barriers to entry into the Company's market, especially by companies with established technical capabilities and market positions in related technologies. The Company anticipates intensified competition from larger companies having substantially greater technical, financial and marketing resources than the Company, as well as larger customer bases and greater name recognition than the Company. As the Company's products evolve to further integrate telephones with PCs, the Company anticipates that it will encounter a broader variety of competitors, including new entrants from related computer and communications industries, and added competition as it seeks to augment its distribution network to include more dealers with PC and LAN expertise.

PROPRIETARY RIGHTS

   The Company holds four patents (expiring 2008 to 2012) relating to: (1) detection of telephone signaling tones; (2) detection of stutter tones for CO-based voice mail; (3) method and apparatus for processing a live incoming call in a communication system; and (4) configurable telephone interface for electronic devices. In general, however, the Company has limited patent protection for its products. While the Company's success will depend in part upon its ability to protect its technology, the Company believes that technological expertise, innovation and product value are more critical to its success. The Company has copyrights on elements of its products, and also attempts to protect its software through a trade secrets program that involves, among other things, using various forms of copy protection in its systems and obtaining confidentiality agreements. The Company cannot guarantee that its efforts to protect its intellectual property will be effective to prevent misappropriation, reverse engineering or independent development by competitors.

   In the course of its product development efforts, the Company from time to time identifies certain technologies owned by third parties that either would be useful to incorporate in its products or are necessary in order to remain competitive in light of industry trends. In these cases, the Company has in the past sought to obtain licenses of such third-party technologies. The Company expects that it will continue to find it desirable or necessary to obtain additional technology licenses from third parties in the future, but there can be no assurance that any particular license will be available at all, or on acceptable terms, at any future time.


   The voice processing industry is characterized by rapid technological change, with frequent new product and feature introductions. As a result, industry participants often find it necessary to develop products and features similar to those introduced by others, with incomplete knowledge of whether patent protection may have been applied for or may ultimately be obtained by competitors or others. The voice processing industry has historically witnessed numerous allegations of patent infringement among competitors, and considerable related litigation. The Company itself had received claims of patent infringement from several parties, including certain competitors, such as Dytel Corporation (a subsidiary of Syntellect Inc.) and VMX, Inc., (a subsidiary of Octel Communications Corporation), both of whom have since licensed patented technology to the Company. Although the Company's investigation of some of these claims has been limited by the claims' lack of specificity, by the limited availability of factual information and documentation related to the claims and by the expense of pursuing exhaustive patent reviews, the Company believes, based in part upon its investigations and upon discussions and correspondence with its patent counsel, that its systems do not currently infringe valid patents of any of such claimants. In response to prior infringement claims, the Company has pursued and obtained nonexclusive licenses entitling the Company to utilize certain fundamental patented voice mail and automated attendant functions that are widely licensed and used in the voice processing industry. These licenses expire upon expiration of the underlying patents. Although the Company believes that it currently owns or has adequate rights to utilize all material technologies relating to its products, as it continues to develop new products and features in the future, it anticipates that it may receive additional claims of patent infringement. Such claims could result in the Company's incurring substantial legal expenses and being required to obtain licenses, pay damages for infringement, or cease offering products that infringe such patents.

   Active Voice, Repartee, Replay Plus, Replay, TeLANophy, ViewMail, ViewCall, ViewCall Plus, and Resource are registered trademarks, and ViewFax, E-Mail Reader, PhoneMax and ActiveNet are trademarks of Active Voice. All other trademarks used herein are the property of their respective owners. The names of the Company and its products are also protected or sought to be protected to varying degrees by filings in various foreign countries.

EMPLOYEES

   At March 31, 1996, the Company had 213 full-time employees, including 24 in finance and administration, 19 in manufacturing, 71 in engineering and product development, and 99 in sales, marketing and technical support, as well as 19 part-time employees. Company employees enter into agreements containing confidentiality restrictions, as well as provisions relative to noncompetition during employment with the Company and for six months after termination. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

   The Company's headquarters and administrative, engineering, manufacturing and marketing operations are located in leased space in Seattle, Washington under a lease expiring in June 2002, which the Company has a right to renew for two additional five-year periods. Sales offices in Melbourne, Australia and London, England are located in leased facilities under leases expiring in August 1997 and September 2000, respectively. The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms. See Note 7 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are elected annually at the meeting of the Board of Directors held in conjunction with the annual meeting of stockholders. The following are the current executive officers of the Company:

        NAME                        AGE               POSITION
- ----------------------------        ---   -------------------------------------
Robert L. Richmond                  45    Chief Executive Officer and
                                           Chairman of the Board
Robert C. Greco                     41    Vice President -- Product Development,
                                           Secretary, Treasurer and Director
Douglass S. Anderson                46    Vice President -- Sales and Marketing
Jose S. David                       39    Chief Financial Officer


     ROBERT L. RICHMOND, a co-founder of the Company, has been Chief Executive Officer and Chairman of the Board of the Company since its inception in 1983. From 1971 to 1980, Mr. Richmond was a consultant, and from 1980 to 1983 he was a project manager for Intermetrics Incorporated, a public software company, performing software validation for NASA and The Boeing Company, and creating new products for the airline industry. Mr. Richmond holds a Bachelor of Computer Science and Engineering from Massachusetts Institute of Technology.

     ROBERT C. GRECO, a co-founder of the Company, has been a director and Vice President--Product Development of the Company since its inception in 1983. from 1977 to 1983, Mr. Greco worked as an independent software consultant for such firms as The Boeing Company, Scandinavian airlines System (Denmark) and General Electric Company. Mr. Greco holds a Bachelor of Arts, Mathematics, from City University of New York, and a Masters of Science, General Systems Science, from the State University of New York. Mr. Greco was a director of the Washington Software Association from 1992 to 1994.

     DOUGLASS S. ANDERSON joined the Company in 1989 as National Sales Manager and was appointed Vice President--Sales and Marketing on July 1, 1995. Mr. Anderson was Vice President--Sales and Marketing at Automation Electronics Corporation between 1986 and 1989. Prior to that, he served as Western Regional Sales Manager for Code-A-Phone. Mr. Anderson holds a Bachelor of Science in Marketing from the University of Southern California and a Master of Business Administration from Arizona State University.

     JOSE S. DAVID joined the Company in 1989 as its Controller and Manager of Operations and was named Chief Financial Officer in July 1992. From 1984 to 1989, Mr. David was Manager of Finance for Wang Laboratories, Inc., a computer manufacturer. Prior to that, he was employed by Price Waterhouse, an independent public accounting firm. Mr. David is a Certified Public
Accountant and holds a Bachelor of Arts in Business Administration, Accounting, from the University of Washington.

                                            PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY FINANCIAL DATA AND MARKET INFORMATION (UNAUDITED)


                                                               First         Second          Third          Fourth
              Year ended March 31, 1996                       Quarter        Quarter        Quarter         Quarter
- -------------------------------------------------------------------------------------------------------------------------
                                                                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
              Net sales                                           $10,407        $11,292        $12,437        $11,002
              Gross profit                                          6,606          7,221          7,714          6,579
              Research and development expense                      1,232          1,322          1,462          1,690
              Sales and marketing expense                           2,486          2,720          3,094          3,191
              General and administrative expense                      957          1,127          1,093            875
              Operating income                                      1,931          2,053          2,066            821
              Net income                                            1,428          1,522          1,543            669
              Net income per common share                           $0.31          $0.33          $0.33          $0.14
              Shares used in per share calculations                 4,629          4,654          4,652          4,639

              Stock price range
                High                                               $29.50         $33.00         $30.50         $28.50
                Low                                                $24.50         $25.75         $24.25         $11.00

                                                               First         Second          Third          Fourth
              Year ended March 31, 1995                       Quarter        Quarter        Quarter         Quarter
- -------------------------------------------------------------------------------------------------------------------------
                                                                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
              Net sales                                            $8,274         $8,735         $9,917        $10,024
              Gross profit                                          5,431          5,724          6,380          6,475
              Research and development expense                        973          1,016          1,125          1,249
              Sales and marketing expense                           2,055          2,186          2,462          2,439
              General and administrative expense                      884            918            930            930
              Operating income                                      1,520          1,605          1,863          1,858
              Net income                                            1,142          1,199          1,386          1,383
              Net income per common share                           $0.25          $0.26          $0.30          $0.30
              Shares used in per share calculations                 4,634          4,599          4,579          4,602

              Stock price range
                High                                               $22.25         $22.25         $23.00         $28.25
                Low                                                $17.00         $16.00         $19.50         $20.25


     The stock price range reflects the range of trading prices for each period, as reported by the Nasdaq Stock Market. The Company has not paid cash dividends on its Common Stock. At present, the Company intends to retain earnings for the expansion of its business and does not anticipate declaring a cash dividend in the near future. As of March 31, 1996, there were approximately 100 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA


  YEAR ENDED MARCH 31,                           1996           1995          1994            1993           1992
- ----------------------------------------------------------------------------------------------------------------------
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
  STATEMENT OF INCOME DATA
  Net sales                                  $   45,138      $  36,950     $  28,121      $ 18,548       $14,309
  Operating income                                6,871          6,845         4,984         2,187         1,964
  Net income                                      5,162          5,110         3,579         1,587         1,450
  Net income per common share                $     1.11      $    1.11     $    0.88      $   0.42       $  0.38
  Average number of common and
  common equivalent shares outstanding            4,644          4,603         4,062         3,778         3,816

  BALANCE SHEET DATA
  Working capital                            $   20,912      $  12,147     $  10,409      $  6,220       $ 5,027
  Total assets                                   37,400         28,698        25,411        10,768         7,738
  Total debt                                          0              0             0             0             0
  Series A Convertible preferred stock                0              0             0         3,965         3,965
  Total stockholders' equity                 $   31,797      $  25,450     $   20,943     $  3,404       $ 2,025

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES

                            1996        Change         1995         Change         1994
- ------------------------------------------------------------------------------------------
Dollars in thousands)
Net sales                  $45,138       22.2%        $36,950        31.4%        $28,121
- ------------------------------------------------------------------------------------------


FISCAL 1996 COMPARED TO FISCAL 1995

     Net sales to the Company's domestic dealer network increased 17.0% during the year ended March 31, 1996, reflecting continued increased customer demand for PC-based voice processing systems. Net sales to the domestic dealer network represented 73.3% and 76.5% of total net sales in the years ended March 31, 1996 and 1995, respectively. Of the aggregate increase in net sales to the domestic dealer channel, approximately 30% was attributable to increased unit sales of Replay, partially offset by lower average selling prices of the systems (during the third quarter of fiscal 1996, the Company announced a 25% reduction in the selling price of the Replay product line.) In addition, approximately 25% of the aggregate increase in net sales to the domestic dealer network was attributable to increased unit sales of Replay Plus systems, and approximately 25% was attributable to increased sales of TeLANophy software, hospitality and fax products and switch integration packages. During the year ended March 31, 1996, the Company added approximately 170 new dealers to its domestic distribution channel and expanded its domestic sales force by approximately 10% to support them.

     Net sales to original equipment manufacturers (OEMs) increased by 24.3% during the year ended March 31, 1996. Net sales to OEM customers represented 12.5% of total net sales for the year ended March 31, 1996, compared to 12.3% of total net sales for the year ended March 31, 1995. The aggregate increase in net sales in the OEM channel was principally attributable to an approximately 300% increase in unit sales of Replay, primarily to a single new OEM customer. The increase in unit sales of Replay was partially offset by a decline in unit sales of Repartee kits, particularly during the fourth quarter of fiscal 1996, as the Company's largest OEM customer, Comdial, purchased the manufacturer of a competing product line. As of March 31, 1996, the Company had six domestic OEM relationships. The largest OEM customer accounted for approximately 43% of total OEM sales, and approximately 5% of total Company sales during fiscal 1996, which declined from prior year amounts.

     Net sales to international customers increased by 55.1% during the year ended March 31, 1996, reflecting increased penetration of international voice mail markets and the successful launch of new products for international OEM customers. International sales represented 14.2% of total net sales for the year ended March 31, 1996, compared to 11.2% of total net sales for the prior year. Approximately 50% of the aggregate increase was due to increased unit sales of Replay Plus. An additional 15% of the aggregate increase in net sales to international customers was attributable to Repartee kits, due to both increased unit sales and a shift to larger average port sizes. During fiscal 1996, the Company significantly expanded its UK operations and signed an agreement with Crane Telecommunications Ltd. to provide a fully integrated voice processing system for the growing British market. In January 1996, the Company announced an OEM agreement with Grupo Delta of Mexico whereby the entire line of Active Voice products will be marketed under the Grupo Delta label. Beyond the usual risks associated with foreign sales (currency fluctuations and restrictions; export-import regulations; customs matters; foreign collection problems; and military, political and transportation risks), the Company's international sales involve additional governmental regulation, product adaptations to local languages and switching systems, and uncertainties arising from local business practices and cultural considerations.

           During fiscal 1996, revenue from TeLANophy was not significant (less than 5%); however, the Company experienced growing demand for TeLANophy systems during the last six months of the fiscal year. Sales and installation of TeLANophy requires both telephony and computer networking expertise. The Company is pioneering the creation of a new channel of distribution for these products.

           The Company experiences significant quarterly variability in the level of sales through its three distinct distribution channels. The diversification provided by these three channels has in the past reduced the quarterly volatility of aggregate net sales.

FISCAL 1995 COMPARED TO FISCAL 1994

           Net sales to the Company's domestic dealer network increased 32.1% between 1994 and 1995, reflecting continued increased customer demand for PC-based voice processing systems. Of the aggregate increase in net sales, approximately 40% was attributable to increased unit sales of Replay Plus, approximately 30% was attributable to increased unit sales of Repartee systems, and approximately 20% was attributable to increased unit sales of Replay. During the year ended March 31, 1995, the Company added approximately 140 new dealers to its domestic distribution channel and expanded its domestic sales force by approximately 25% to support them. Increased productivity of the individual regional sales managers resulted in sales growth exceeding the growth in sales personnel.

           Net sales to OEMs increased by 24.8% during the year ended March 31, 1995. Of the aggregate increase in net sales, approximately 85% was attributable to increased unit sales of Repartee kits. As of March 31, 1995, the Company had six domestic OEM relationships. The largest OEM customer accounted for approximately 66% of total OEM sales, and approximately 8% of total Company sales during fiscal 1995, which were comparable to prior year amounts. In December 1994, Active Voice signed an agreement with the Corporate Networks Group of NEC America, Inc. (NEC America), allowing NEC America to market and distribute the full line of Active Voice products through the NEC America Associate Network of dealers. The two companies have also jointly developed a proprietary digital voice processing system for the Electra Professional telephone system that NEC America markets under the trade name ElectraMail.

           Net sales to international customers increased by 34.2% during the year ended March 31, 1995, reflecting increasing penetration of existing international voice mail markets as well as entry into new regions. Approximately 60% of the aggregate increase was due to increased unit sales of Repartee Systems. International sales represented 11.2% of total net sales for the year ended March 31, 1995, compared to 11.0% of total net sales for the prior year. International sales during fiscal 1994 included an initial inventory stocking order for NEC Corporation (NEC), an international OEM customer, without which international sales would have represented 8.7% of net sales. During fiscal 1995, Active Voice established two joint ventures to market its products in China and in Belgium, the Netherlands, Luxembourg, Germany and France. During December 1994, Active Voice announced that it had signed an agreement with Philips Communications Systems B.V. (Philips) of Eindhoven, the Netherlands, under which Philips markets and distributes Active Voice products in 22 countries where Philips' full line of PBX and telephone key systems are sold. The jointly engineered products began shipping in April 1995.

           During fiscal 1995, Active Voice introduced the first modules of TeLANophy, the Company's local area network (LAN) product. Revenue from TeLANophy was not significant during fiscal 1995.

GROSS MARGIN

                            1996         Change       1995        Change          1994
- -----------------------------------------------------------------------------------------
(Dollars in thousands)
Gross profit               $28,120       17.1%        $24,011      27.1%          $18,894
Percentage of net sales     62.3%                      65.0%                       67.2%
- -----------------------------------------------------------------------------------------

           The Company's gross margin varies in part depending upon the mix of higher-margin voice board-and-software kit sales (an option available only with Repartee and Replay) and software-only sales (available only to OEM customers) as opposed to turnkey system sales. The proportion of sales contributed from each distribution channel also affects the overall gross margin, as OEM and International sales historically have had higher gross margins than sales to the domestic dealer network.

FISCAL 1996 COMPARED TO FISCAL 1995

           The most significant factor contributing to the decline in gross margin between fiscal 1996 and 1995 was a shift in the sales mix to the lower margin Replay product line. A 25% price reduction on Replay implemented during the third quarter of fiscal 1996 contributed to the shift in sales mix and reduced the gross margin on Replay units. During the third quarter of fiscal 1996, the Company made a large one-time sale to a new customer which was replacing unsatisfactory competing products at its own end-user sites. The sale was competitively priced to introduce Active Voice products to the new customer and encourage a long-term relationship. The competitive pricing also contributed to the decline in gross margin. Other factors leading to the decrease in gross margin were a reduction in unit sales of OEM kits, as discussed under "Net Sales", price promotion on the TeLANophy product line and usage of higher quality PC platforms with increased memory capacity. Offsetting the decline in gross margin was an increase in the percentage of net sales to the higher margin international sales channel and increased sales of high margin TeLANophy and fax-related software. Management expects that gross margins will continue to decline steadily as a result of price competition and further shifts in product mix.

FISCAL 1995 COMPARED TO FISCAL 1994

           The decrease in gross margin between fiscal 1994 and fiscal 1995 was attributable to a competitive marketplace, shifts in product mix within sales channels, and increasing PC memory requirements. In the domestic dealer distribution channel, gross margin was negatively impacted both by a shift from Repartee kits to lower-margin Repartee systems and by higher unit sales of the lower-margin Replay product. Inventory stocking sales of high-margin software-only product to an international OEM customer reduced the decline in gross margin during fiscal 1994.

RESEARCH AND DEVELOPMENT

GROSS MARGIN

                            1996         Change       1995        Change          1994
- -----------------------------------------------------------------------------------------
(Dollars in thousands)
Research and development   $5,706        30.8%        $4,363         40.4%        $3,107
Percentage of net sales     12.6%                      11.8%                       11.1%
- -----------------------------------------------------------------------------------------

FISCAL 1996 COMPARED TO FISCAL 1995

           The increase in research and development expenses, both in dollar amount and as a percentage of net sales between comparable periods, was primarily attributable to an increase of approximately 25% in engineering and development personnel. The increase in personnel was primarily due to the Company's effort to localize products for new international markets, as well as customization of products for new OEM customers, and increasing emphasis on developing new products, particularly CTI-related products. During fiscal 1996, the Company announced several significant product releases including a new fault-tolerant Large System Platform (LSP) with hot-swappable components and the ability to handle up to 60 ports of voice processing; E-Mail Integration which provides access to e-mail messages by telephone and fax; and PhoneMax which provides incoming and outgoing call management and the ability to set up conference calls using the drag and drop features of a Windows-based desktop PC.

           During fiscal 1996, the Company announced its intention to allocate additional resources to the development of products for the international market. The Company believes that the international market has significant growth opportunities but that localization of its products will be necessary to successfully penetrate the world market for voice processing equipment. The Company also believes that in order to remain competitive in a rapidly changing technological environment, it will continue to be necessary to allocate significant resources to the development of new products. The Company expects the dollar amount of research and development expenditures to continue to increase for the foreseeable future, and that these expenses as a percentage of sales will vary from period to period.

FISCAL 1995 COMPARED TO FISCAL 1994

           The increase in research and development expenses, both in dollar amount and as a percentage of net sales between comparable periods, was primarily attributable to an increase in engineering and development personnel, which grew from 50 at March 31, 1994 to 73 at March 31, 1995, and related expenses for project-based contract development staff. The increase in personnel was attributable to the Company's effort to complete and release two additional TeLANophy modules, localization of products for international markets, customization of products for newly signed OEM customers, and increasing emphasis on developing new products and adding customer requested features to existing products.

SALES AND MARKETING

                            1996         Change       1995        Change          1994
- -----------------------------------------------------------------------------------------
(Dollars in thousands)
Sales and marketing        $11,491       25.7%        $9,142         19.9%        $7,627
Percentage of net sales     25.5%                      24.7%                       27.1%
- -----------------------------------------------------------------------------------------

FISCAL 1996 COMPARED TO FISCAL 1995

           Approximately 45% of the aggregate increase in sales and marketing expenses was due to increased compensation-related expenses associated with approximately 25% growth in sales and marketing personnel and increased commission expense due to higher sales levels. Of the total increase in sales and marketing personnel, approximately one-half represented additional international and domestic sales representatives and approximately one-half represented additional support personnel directly associated with service to the Company's growing base of independent dealers. An additional 20% of the aggregate increase in sales and marketing expenses was attributable to added promotional and advertising costs, including trade show-related expenses and associated travel costs. Sales and marketing expense as a percentage of net sales increased during fiscal 1996 as growth in personnel exceeded growth in net sales due to lower than anticipated revenues in the fourth quarter.

FISCAL 1995 COMPARED TO FISCAL 1994

           Approximately 45% of the aggregate increase in sales and marketing expenses was due to increased compensation-related expenses associated with the growth in sales and marketing personnel from 65 at March 31, 1994 to 84 at March 31, 1995. During fiscal year 1995, the Company doubled the number of employees associated with its international sales efforts and added six new domestic regional sales managers. These additions accounted for more than two-thirds of the increase in sales and marketing personnel. Approximately

20% of the aggregate increase was attributable to added promotional costs, including advertising and trade show-related expenses, including related travel costs. Sales and marketing expense as a percentage of net sales decreased during fiscal 1995 due to leveraging fixed sales and marketing expenses over a growing revenue base.

GENERAL AND ADMINISTRATIVE

                            1996         Change       1995        Change          1994
- -----------------------------------------------------------------------------------------
(Dollars in thousands)
General and administrative  $4,052        10.7%        $3,661      15.3%          $3,175
Percentage of net sales       9.0%                       9.9%                      11.3%
- -----------------------------------------------------------------------------------------

FISCAL 1996 COMPARED TO FISCAL 1995

           Of the aggregate increase in general and administrative expenses during the year ended March 31, 1996, approximately 70% was attributable to higher compensation-related expenses due to an approximate 25% increase in administrative personnel. General and administrative expenses, being relatively fixed in nature, decreased as a percentage of net sales due to the Company's ability to leverage these costs over a growing revenue base.

FISCAL 1995 COMPARED TO FISCAL 1994

           Approximately 60% of the increase in general and administrative expenses during fiscal year 1995 was due to increased compensation-related expenses primarily associated with the increase in general and administrative personnel from 32 at March 31, 1994 to 38 at March 31, 1995. An additional 25% of the increase was attributable to added costs associated with SEC reporting and compliance.

INTEREST INCOME


                            1996         Change       1995        Change          1994
- -----------------------------------------------------------------------------------------
(Dollars in thousands)
Interest income             $701         31.3%         $534          163.1%        $203
- -----------------------------------------------------------------------------------------

FISCAL 1996 COMPARED TO FISCAL 1995

           Interest income increased during fiscal 1996 primarily due to higher average cash and marketable security balances and to a lesser extent, higher average yields earned on investments. The increase in cash and marketable security balances was due to positive cash flow generated from operations.

FISCAL 1995 COMPARED TO FISCAL 1994


           The increase in interest income during fiscal year 1995 was primarily attributable to higher average cash and marketable securities balances and, to a lesser extent, increasing interest rates. Proceeds from the Company's initial public stock offering were available for investment during all of fiscal 1995, compared to the last three and one-half months of fiscal 1994.

INCOME TAX PROVISION

                            1996         Change       1995        Change          1994
- -----------------------------------------------------------------------------------------
(Dollars in thousands)
Income tax provision        $2,410        6.2%        $2,269       41.1%         $1,608
Effective tax rate           31.8%                     30.7%                      31.0%
- -----------------------------------------------------------------------------------------

           Variations in the customary relationship between the income tax provision and the statutory income tax rate of 34% result from certain nondeductible expenses, tax exempt investment income, research and development tax credits, and the benefit provided by the Company's foreign sales corporation. The Company expects the effective tax rate to increase in the future due to the impact of declining research and development tax credits, tax exempt interest income, and foreign sales corporation benefits as a percentage of taxable income.

FISCAL 1996 COMPARED TO FISCAL 1995

           The Company's effective tax rate for fiscal 1996 increased to 31.8% from 30.7% in fiscal 1995. The increase in the effective tax rate was primarily attributable to the expiration of the research and development tax credit in June 1995, partially offset by increased tax exempt income from municipal securities.

FISCAL 1995 COMPARED TO FISCAL 1994

           The Company's effective tax rate for fiscal 1995 decreased marginally to 30.7% from 31.0% in fiscal 1994. The decrease in the effective tax rate was primarily attributable to a significant increase in tax exempt interest income, offset by declines in the research and development tax credit, and foreign sales corporation benefit as a percentage of taxable income.

NET INCOME AND NET INCOME PER COMMON SHARE

                            1996         Change       1995        Change          1994
- -----------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
Net income                  $5,162        1.0%        $5,110        42.8%        $3,579
Percentage of net sales      11.4%                     13.8%                      12.7%
Net income per common share $1.11         0.0%        $1.11         26.1%         $0.88
- -----------------------------------------------------------------------------------------

FISCAL 1996 COMPARED TO FISCAL 1995

           Net Income and net income per common share for the year ended March 31, 1996 remained essentially even with the prior year despite a 22% increase in net sales. The decline in net income as a percentage of net sales was primarily attributable to lower than anticipated revenues in the fourth quarter, as previously discussed, coupled with a 2.7% decline in gross margin and gradually increasing operating expenses during fiscal 1996.

FISCAL 1995 COMPARED TO FISCAL 1994

           The increase in net income during fiscal 1995 over fiscal 1994, both in dollar amount and as a percentage of net sales, was primarily attributable to the Company's ability to leverage its fixed selling, general and administrative costs over a growing revenue base. The percentage increase in net income per common share lagged behind the percentage increase in net income due to an increase of approximately 13% in the number of common and common equivalent shares outstanding. The increase in outstanding shares was primarily attributable to the 700,000 shares sold in the Company's December 1993 initial public offering being outstanding during all of fiscal 1995, partially offset by the Company's repurchase of 112,500 shares of common stock during August 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents, and marketable securities increased to $19,068,000, or 51.0% of total assets, at March 31, 1996 from $15,109,000, or 52.6% of total assets, at March 31, 1995. The Company had net working capital of $20,912,000 at March 31, 1996.

     Accounts receivable, net of allowances, increased to $8,628,000 at March 31, 1996 from $6,461,000 at March 31, 1995, due to higher sales levels and an approximate increase of 5% in days sales outstanding. Inventory levels increased to $5,483,000 at March 31, 1996 from $3,430,000 at March 31, 1995 to meet the increasing raw material stocking requirements due to a growing sales base and increased number of hardware platform options.

     The Company made $1,130,000 in capital expenditures during fiscal 1996, compared to $1,408,000 during fiscal 1995. The majority of the capital expenditures during fiscal 1996 consisted of computer equipment and related hardware for new employees, and expansion of the Company's research laboratories. The Company currently has no specific commitments with respect to additional capital expenditures during fiscal 1997, but expects to spend an aggregate of approximately $1,200,000 for the year.

     The Company has a $10,000,000 revolving credit line from a bank for financing working capital. No borrowings were outstanding under this agreement during fiscal 1996 or 1995. The agreement expires on September 30, 1996.

     The Company believes that ongoing maturity of securities in its investment portfolio, together with funds from operations and the revolving credit line, will provide sufficient funds to finance operations for the next several years.










     CERTAIN STATEMENTS IN THIS ANNUAL REPORT CONTAIN "FORWARD LOOKING" INFORMATION (AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995) THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, PROJECTIONS FOR SALES AND EXPENDITURES, AND VARIOUS BUSINESS ENVIRONMENT AND TREND PROJECTIONS. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS DISCUSSED IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             ACTIVE VOICE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     Year Ended March 31,
                                                    -----------------------------------------------------
                                                        1996                 1995                 1994
                                                     -----------         -----------         -----------
Net sales                                            $45,138,163         $36,949,635         $28,121,000
Cost of goods sold                                    17,018,072          12,939,000           9,227,410
                                                     -----------         -----------         -----------
Gross profit                                          28,120,091          24,010,635          18,893,590

Operating expenses:
  Research and development                             5,706,412           4,363,202           3,107,372
  Sales and marketing                                 11,490,892           9,141,864           7,626,881
  General and administrative                           4,051,708           3,661,004           3,175,134
                                                     -----------         -----------         -----------
    Total operating expenses                          21,249,012          17,166,070          13,909,387
                                                     -----------         -----------         -----------
Operating income                                       6,871,079           6,844,565           4,984,203

Interest income                                          700,863             533,892             202,873
                                                     -----------         -----------         -----------
Income before income taxes                             7,571,942           7,378,457           5,187,076

Income tax provision                                   2,410,028           2,268,732           1,607,929
                                                     -----------         -----------         -----------
Net income                                            $5,161,914          $5,109,725          $3,579,147
                                                     -----------         -----------         -----------
                                                     -----------         -----------         -----------
Net income per common share                                $1.11               $1.11               $0.88
                                                     -----------         -----------         -----------
                                                     -----------         -----------         -----------
Average number of common and
  common equivalent shares
  outstanding                                          4,643,744           4,603,461           4,061,598
                                                     -----------         -----------         -----------
                                                     -----------         -----------         -----------

The accompanying notes are an integral part of these consolidated financial statements.

                              ACTIVE VOICE CORPORATION
                             CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,
                                                                            -----------------------------------
                                                                               1996                    1995
                                                                            ------------           -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 3,389,760           $    649,553
  Marketable securities                                                        7,216,738              3,300,596
  Accounts receivable, less allowances of $1,365,000
    ($934,000 in 1995)                                                         8,628,280              6,460,765
  Inventories                                                                  5,482,704              3,430,224
  Income taxes receivable                                                                               334,453
  Deferred tax asset                                                           1,023,324                601,177
  Prepaid expenses and other assets                                              774,316                618,709
                                                                            ------------            ------------
      Total current assets                                                    26,515,122             15,395,477


Marketable securities                                                          8,461,607             11,158,801
Furniture and equipment, net                                                   2,094,480              1,907,540
Other assets                                                                     328,503                235,754
                                                                            ------------            ------------
      Total assets                                                           $37,399,712            $28,697,572
                                                                            ------------            ------------
                                                                            ------------            ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $ 2,138,073             $1,209,772
  Accrued compensation and benefits                                            1,871,755              1,649,096
  Other accrued expenses                                                         762,340                389,178
  Income taxes payable                                                           830,888
                                                                            ------------            ------------
      Total current liabilities                                                5,603,056              3,248,046

Commitments

Stockholders' equity:
  Preferred stock, no par value:
    Authorized shares - 2,000,000 - none outstanding
  Common stock, no par value:
    Authorized shares - 10,000,000
    Issued shares, including repurchased shares - 4,976,933                   16,790,931             16,104,792
  Retained earnings                                                           17,301,477             12,378,168
                                                                            ------------            ------------
                                                                              34,092,408             28,482,960


  Less 421,988 repurchased shares (507,036 in 1995), at cost                 (2,295,752)            (3,033,434)
                                                                            ------------            ------------
Total stockholders' equity                                                    31,796,656             25,449,526
                                                                            ------------            ------------
      Total liabilities and stockholders' equity                             $37,399,712            $28,697,572
                                                                            ------------            ------------
                                                                            ------------            ------------

The accompanying notes are an integral part of these consolidated financial statements.

                                 ACTIVE VOICE CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended March 31,
                                                    --------------------------------------------------
                                                         1996              1995              1994
                                                    -------------      ------------     ------------
Operating activities
Net income                                             $5,161,914        $5,109,725       $3,579,147
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                          896,624           747,843          530,926
    Provisions for accounts receivable                    431,000           209,000          160,000
    Deferred income taxes                                (475,577)          144,505         (237,741)
    Loss on disposal of equipment                          46,434            33,596           26,872
    Changes in operating assets and liabilities:
      Increase in accounts receivable                  (2,598,515)       (2,321,337)        (108,478)
      Increase in inventories                          (2,052,480)         (232,763)      (1,295,318)
      Decrease (increase) in prepaid expenses
        and other assets                                   86,097          (735,429)          13,428
      Increase (decrease) in accounts payable             928,301          (372,763)         438,997
      Increase in other liabilities                     1,962,973           191,340        1,104,784
                                                      -----------      ------------       ----------
        Net cash provided by operating activities       4,386,771         2,773,717        4,212,617

Investing activities
Purchases of marketable securities                     (4,583,409)       (7,349,868)     (15,923,025)
Proceeds from sales of marketable securities            3,521,609         7,076,775        3,012,078
Purchases of furniture and equipment                   (1,129,998)       (1,407,668)        (768,555)
                                                      -----------      ------------      -----------
        Net cash used in investing activities          (2,191,798)       (1,680,761)     (13,679,502)

Financing activities
Proceeds from exercise of common stock options            565,859           615,987          365,082
Repurchase of common stock                                (20,625)       (2,137,500)
Payment on license agreement                                                                (128,183)
Proceeds from issuance of common stock, net of
 issuance - costs                                                                          9,283,306
                                                      -----------      ------------      -----------
         Net cash provided by (used in) financing
           activities                                     545,234        (1,521,513)       9,520,205
                                                      -----------      ------------      -----------

Increase (decrease) in cash and cash equivalents        2,740,207          (428,557)          53,320
Cash and cash equivalents at beginning of year            649,553         1,078,110        1,024,790
                                                      -----------      ------------      -----------
Cash and cash equivalents at end of year               $3,389,760        $  649,553       $1,078,110
                                                      -----------      ------------      -----------
                                                      -----------      ------------      -----------


The accompanying notes are an integral part of these consolidated financial statements.

                                  ACTIVE VOICE CORPORATION
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Common Stock
                                         ----------------------------------                                   Total
                                            Net Shares                      Retained       Repurchased    Stockholders'
                                            Outstanding       Issued        Earnings         Shares           Equity
                                         ---------------  -------------  ---------------   -----------    -------------
Balance at April 1, 1993                       2,807,141     $1,084,652     $  5,319,793   $(3,000,251)      $3,404,194
  Issuance of shares upon exercise of
    stock options                                170,102        365,082                                         365,082
  Tax benefit related to stock options                          347,007                                         347,007
  Conversion of Series A Convertible
    preferred stock into 740,740 shares
    of common stock                              740,740      3,964,763                                       3,964,763
  Issuance of shares in public offering          700,000      9,283,306                                       9,283,306
  Net income                                                                   3,579,147                      3,579,147
                                         ---------------  -------------  ---------------   -----------    -------------
Balance at March 31, 1994                      4,417,983     15,044,810        8,898,940    (3,000,251)      20,943,499
  Issuance of shares upon exercise of
    stock options                                164,414         97,306       (1,510,336)    2,104,317          691,287
  Tax benefit related to stock options                          962,676                                         962,676
  Repurchase of common stock                    (112,500)                                   (2,137,500)      (2,137,500)
  Net unrealized loss on marketable
    securities                                                                  (120,161)                      (120,161)
  Net income                                                                   5,109,725                      5,109,725
                                         ---------------  -------------  ---------------   -----------    -------------
  Balance at March 31, 1995                    4,469,897     16,104,792       12,378,168    (3,033,434)      25,449,526
    Issuance of shares upon exercise of
      stock options                               85,798        149,875         (342,323)      758,307          565,859
    Tax benefit related to stock options                        536,264                                         536,264
    Repurchase of common stock                      (750)                                      (20,625)         (20,625)
    Change in net unrealized loss on
      marketable securities                                                      103,718                        103,718
    Net income                                                                 5,161,914                      5,161,914
                                         ---------------  -------------  ---------------   -----------    -------------
Balance at March 31, 1996                      4,554,945    $16,790,931      $17,301,477   $(2,295,752)     $31,796,656
                                         ---------------  -------------  ---------------   -----------    -------------
                                         ---------------  -------------  ---------------   -----------    -------------

The accompanying notes are an integral part of these consolidated financial statements.

                                ACTIVE VOICE CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Active Voice Corporation (the Company) is a leading manufacturer of PC-based voice processing systems and computer telephone integration (CTI) products. The Company's products are sold worldwide through a network of independent telecommunications dealers and computer resellers.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Active Voice International Corp. Intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. Excess cash is primarily invested in treasury bills, securities of government agencies, and commercial paper rated A-1. Cash equivalents are carried at cost, which approximates fair market value.

MARKETABLE SECURITIES

Marketable securities, which consist primarily of municipal securities, are carried at market value. Market values are determined based on quoted prices. Marketable securities are classified in the balance sheet as current and noncurrent based on maturity dates and the Company's expectation of sales and redemptions in the following year.

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined on a first-in, first-out (FIFO) basis.

The Company currently purchases all of its voice boards, a significant component of its products, from one supplier. Although there are a limited number of manufacturers of voice boards, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

FURNITURE AND EQUIPMENT

Furniture and equipment are recorded at cost and depreciation is computed using accelerated methods over estimated useful lives. Estimated useful lives are as follows: furniture and fixtures, seven years; office and computer equipment, five years; and leasehold improvements, the lesser of ten years or the remainder of the lease term. Repairs and maintenance that do not improve or extend the lives of the respective assets are expensed in the period incurred.

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company will adopt Statement No. 121 in the first quarter of fiscal year 1997, as allowed for in the statement, and based on current circumstances, does not believe the effect of adoption will be material.

REVENUE RECOGNITION

Revenue is generally recognized upon shipment to customers, with allowances made for estimated returns. The Company accrues estimated costs of technical support to customers as the related revenues are recognized.

INCOME TAXES

The provision for income taxes includes federal and state taxes currently payable and deferred taxes arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes have been recorded using the liability method in recognition of these temporary differences.

SOFTWARE DEVELOPMENT COSTS

No software development costs have been capitalized to date. Under the Company's current practices of developing new products and enhancements, the technological feasibility of the underlying software is not established until substantially all related product development is complete and the product is released for production.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. The Company incurred $292,116, $258,088 and $179,416 in advertising costs during the years ended March 31, 1996, 1995 and 1994, respectively.

NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options, using the treasury stock method.

NOTE 2. MARKETABLE SECURITIES

In May 1993, the FASB issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). The Company adopted the provisions of the new standard for investments held as of, or acquired after, April 1, 1994. Adoption of this standard did not result in a material change to results of operations or financial condition.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has classified the Company's marketable securities as available-for-sale, in accordance with provisions of FAS 115. Accordingly, the securities are carried at fair value, with unrealized holding gains and losses excluded from net income and recorded as an adjustment to stockholders' equity. Interest, dividends, and realized gains and losses are included in net income.

The following is a summary of marketable securities at March 31, all of which are classified as available-for-sale:

                                                                        1996
                                            ----------------------------------------------------------
                                                               Gross          Gross         Estimated
                                              Amortized      Unrealized     Unrealized        Fair
                                                Cost           Gains          Losses          Value
                                             ------------   ------------   ------------   ------------
Municipal bonds:
Due in one year or less                     $ 7,246,174       $ 5,821       $(35,257)    $  7,216,738
Due after one year through three              7,721,633        28,553        (31,016)       7,719,170
Due after three years                           735,453        10,451         (3,467)         742,437
                                            ----------------------------------------------------------
                                            $15,703,260       $44,825       $(69,740)    $ 15,678,345
                                            ----------------------------------------------------------
                                            ----------------------------------------------------------


                                                                        1995
                                            ----------------------------------------------------------
                                                               Gross          Gross         Estimated
                                              Amortized      Unrealized     Unrealized        Fair
                                                Cost           Gains          Losses          Value
                                             ------------   ------------   ------------   ------------
Municipal bonds:
  Due in one year or less                   $   3,313,837       $ 2,099      $ (15,340)   $ 3,300,596
  Due after one year through three              9,757,328         7,905       (190,223)     9,575,010
  Due after three years                         1,570,295        17,162         (3,666)     1,583,791
                                            ----------------------------------------------------------
                                              $14,641,460       $27,166      $(209,229)   $14,459,397
                                            ----------------------------------------------------------
                                            ----------------------------------------------------------

Net unrealized holding gains of $103,718 and net unrealized holding losses of $120,161, net of federal income taxes, during the years ended March 31, 1996 and 1995, respectively, are included as adjustments to retained earnings.

NOTE 3. INVENTORIES

Inventories are comprised of the following:


March 31,                              1996              1995
                                    ----------       -----------
Computer equipment                  $2,544,034        $2,219,280
Custom component parts               2,211,527           733,078
Supplies                               727,143           477,866
                                    ----------       -----------
                                    $5,482,704        $3,430,224
                                    ----------       -----------
                                    ----------       -----------

NOTE 4. FURNITURE AND EQUIPMENT

Major classes of furniture and equipment are as follows:


March 31,                              1996          1995
                                    ----------    ----------
Office and computer equipment       $2,922,758    $2,396,195
Furniture and fixtures               1,477,828     1,200,162
Leasehold improvements                 266,379       175,128
                                    ----------    ----------
                                     4,666,965     3,771,485
Accumulated depreciation            (2,572,485)   (1,863,945)
                                    ----------    ----------
                                    $2,094,480    $1,907,540
                                    ----------    ----------
                                    ----------    ----------

NOTE 5. LINE OF CREDIT

The Company has a $10,000,000 revolving line of credit from a bank. Borrowings under this agreement bear interest at the bank's prime rate or at LIBOR, plus 1.25%, at the election of the Company. At March 31, 1996 and 1995 there were no borrowings outstanding under this agreement. This agreement includes certain covenants, including financial covenants requiring that the Company maintain certain financial ratios. Borrowings under this agreement are payable on demand if these covenants are not met, or upon the expiration of the agreement in September 1996.

NOTE 6. INCOME TAXES

During fiscal year 1994, the Company retroactively adopted a change in accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." There was no impact on net income as a result of adopting Statement No. 109.

The principal reason for variations in the customary relationship between the provision for income taxes and the statutory tax rate applied to income before taxes is the effect of certain nondeductible expenses, nontaxable income, and the utilization of research and development tax credits. A reconciliation from the U.S. statutory rate to the effective tax rate is as follows:

Year ended March 31,                       1996                     1995                    1994
                                    --------------------     -------------------      ---------------------
Tax at U.S. statutory rate          $ 2,574,460     34.0%    $2,508,675    34.0%       $1,763,606     34.0%
Research and development credit         (28,724)    (0.4)      (163,248)   (2.2)         (139,633)    (2.7)
Tax exempt income                      (216,500)    (2.9)      (162,166)   (2.2)          (43,998)    (0.8)
Foreign sales corporation benefit       (74,375)    (1.0)       (97,879)   (1.3)          (92,281)    (1.8)
Other items, net                        155,167      2.1        183,350     2.4           120,235      2.3
                                     ----------    -----     ----------    ----        ----------    -----
                                     $2,410,028     31.8%    $2,268,732    30.7%       $1,607,929     31.0%
                                     ----------    -----     ----------    ----        ----------    -----
                                     ----------    -----     ----------    ----        ----------    -----

The provision for income taxes, primarily related to U.S. federal income taxes, is as follows:



     Year ended March 31,            1996          1995            1994
                                  -----------------------------------------

     Current taxes on income      $2,885,605     $2,124,227     $1,845,670
     Deferred income taxes          (475,577)       144,505       (237,741)
                                  -----------------------------------------
                                  $2,410,028     $2,268,732     $1,607,929
                                  -----------------------------------------
                                  -----------------------------------------


Deferred taxes result primarily from temporary differences relating to the accounting for bad debts, inventories, and certain other accruals expensed for financial reporting purposes but not currently deductible for income tax purposes.

Significant components of the Company's deferred tax asset are as follows:


     March 31,                            1996                 1995
                                   -----------------------------------
     Deferred tax assets:
     Accounts receivable allowances     $  464,100            $317,560
     Accrued compensation and benefits     276,373             147,502
     Adjustment to unrealized loss
       on marketable securities              8,471              61,900
     Other items, net                      274,380             162,427
                                   ------------------------------------
          Total deferred tax assets      1,023,324             689,389
     Deferred tax liabilities:
     Prepaid expenses and other                                (88,212)
                                   ------------------------------------
           Net deferred tax asset       $1,023,324            $601,177
                                   ------------------------------------
                                   ------------------------------------

The Company made cash payments of income taxes of $1,534,000, $1,832,500 and $1,290,000, during the years ended March 31, 1996, 1995 and 1994, respectively.

NOTE 7. LEASE COMMITMENTS

The Company leases its facilities under operating leases with initial terms of 5 to 10 years. Certain leases contain renewal and escalation clauses and space expansion provisions. The Company incurred $1,234,414, $1,042,403 and $690,401, of rent expense for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

Future minimum rental payments required per fiscal year under leases with noncancelable lease terms in excess of one year at March 31, 1996 are as follows:


                         1997                $1,331,514
                         1998                 1,419,295
                         1999                 1,436,230
                         2000                 1,441,995
                         2001                 1,454,489
                         Thereafter           1,798,148
                                             ----------
                                             $8,881,671
                                             ----------
                                             ----------

In connection with the execution of a lease and related amendments, the Company effectively prepaid rent by paying certain architectural and real estate fees and costs on behalf of the lessor in exchange for reduced future lease payments. The prepayments of $263,238 and $259,448 at March 31, 1996 and 1995, respectively, bear interest at the prime rate plus 2% and are included in prepaid expenses in the accompanying consolidated balance sheets. An additional $194,640 in related costs are included in prepaid expenses at March 31, 1996 and other non-current assets at March 31, 1995. These costs are to be reimbursed by the lessor on January 1, 1997, or alternately, used to offset rent payments from that date.

NOTE 8. STOCK OPTIONS

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which requires stock-based compensation expense to be measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion (APB) No. 25 or the fair-value method described in Statement No. 123. Companies choosing the intrinsic-value method will be required to disclose the pro forma impact of the fair-value method on net income and earnings per share. The Company will adopt Statement No. 123 in the first quarter of fiscal year 1997, as allowed for in the statement, using the intrinsic-value method of APB Opinion No. 25; there will be no effect of adopting the Statement on the Company's financial position or results of operations.

At March 31, 1996 there were 589,248 shares of common stock reserved for future issuance upon exercise of outstanding stock options and stock options available for grant under existing option plans. These include 144,046 shares issuable upon exercise of options granted under the 1984 Incentive Stock Option Plan and the 1988 Nonqualified Stock Option Plan; 432,077 shares reserved for issuance under the 1993 Stock Option Plan and the Directors Stock Option Plan, under which options for 292,293 shares have been granted; and 13,125 shares reserved for options granted outside of these plans. In adopting the 1993 Stock Option Plan and the Directors Stock Option Plan, the Company's Board of Directors determined that no further options would be granted under the 1984 plan or the 1988 plan.

A summary of the activity of the Company's stock options is as follows:

                                  OUTSTANDING
                                  -----------

     Balance, April 1, 1993          564,317          $0.44 -  7.20
           Granted                    18,750           7.20 - 21.75
           Canceled                  (12,505)          3.20 -  7.20
           Exercised                (170,102)          0.44 -  5.40
                                    ---------

     Balance, March 31, 1994          400,460          0.98 - 21.75
           Granted                    115,184         15.00 - 21.13
           Canceled                    (4,150)         7.20 - 16.00
           Exercised                 (164,414)         1.60 - 13.50
                                    ---------

     Balance, March 31, 1995          347,080          0.98 - 21.75
           Granted                    292,886         12.00 - 28.50
           Canceled                  (104,704)         5.40 - 28.00
           Exercised                  (85,798)         0.98 - 21.13
                                    ---------

     Balance, March 31, 1996          449,464         $0.98 - 28.50
                                    ---------
                                    ---------



At March 31, 1996, options to purchase 213,992 shares were exercisable. The weighted average exercise price for all outstanding options at March 31, 1996 was $13.33 per share.

NOTE 9. STOCKHOLDERS' EQUITY

CERTAIN TRANSACTIONS WITH CORPORATE OFFICERS AND OTHERS

During August 1994, the Company repurchased a total of 112,500 shares of its common stock from a significant stockholder. The purchase price was $19.00 per share for a total of $2,137,500, which was less than the closing price of the stock on the closing date.

On November 7, 1994, the Company and two of its officers and principal shareholders entered into an Amended and Restated Buy-Sell Agreement (the "Agreement") which modified the terms of the original agreement dated
December 31, 1991. Under the Agreement, the Company is required to maintain $4,250,000 of term insurance on the life of each shareholder. Upon the death of one of the shareholders, the Company is required to buy up to one-half of the shareholder's common stock holdings, but in no event, more shares than can be purchased with the life insurance proceeds. The per share price is determined by a formula set forth in the Agreement, and is to be paid in cash.

INITIAL PUBLIC OFFERING

In December 1993, the Company completed an initial public offering of 700,000 shares of common stock at $15.00 per share, resulting in total proceeds of $9,283,306 after deducting underwriting discounts and offering expenses.

NOTE 10. TECHNOLOGY LICENSES

The voice processing industry is characterized by rapid technological change and has historically witnessed numerous allegations of patent infringement among competitors, and considerable related litigation. Such claims have been made against the Company in the past. In response to certain of these claims, the Company has pursued and obtained nonexclusive licenses to certain fundamental patents. Although the Company believes that it currently owns or has adequate rights to use all material technologies relating to its products, as it continues to develop new products and features in the future, it anticipates that it may receive additional claims of patent infringement. Such claims could result in the Company incurring substantial legal expenses and being required to obtain licenses, to pay damages, or to cease offering products that infringe such patents.

Royalty expense on licensed technology was $286,002, $216,172 and $210,004 during the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

NOTE 11. EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution 401(k) profit-sharing plan covering employees meeting certain eligibility requirements (generally, 21 years of age and six months of service). Company contributions are discretionary based on annual declarations by the Company's Board of Directors. The Company made contributions of $102,480, $93,800 and $35,100 for the years ended March 31, 1996, 1995 and 1994, respectively.

NOTE 12. CONCENTRATION OF CREDIT RISK

The Company distributes its products primarily through a worldwide network of independent telephone system dealers. The Company also distributes its products through sales to original equipment manufacturers (OEMs) of telephone and other business systems who often sell through their own dealer networks. Sales through the Company's domestic dealer network, OEMs, and export sales through various international distribution channels represented 73%, 13% and 14%, respectively, of fiscal 1996 revenues; 77%, 12% and 11%, respectively, of fiscal 1995 revenues; and 76%, 13% and 11%, respectively, of fiscal 1994 revenues. Export sales aggregated $6,413,000, $4,135,000 and $3,082,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

The Company performs ongoing credit evaluations of its customers' financial condition, and generally no collateral is required. The Company maintains reserves for credit losses and such losses have historically been within management's expectations.

                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Stockholders and Board of Directors
Active Voice Corporation


We have audited the accompanying consolidated balance sheets of Active Voice Corporation as of March 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Active Voice Corporation at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              ERNST & YOUNG LLP


Seattle, Washington
May 3, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

                                 PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information required by this Item is contained in part in the sections captioned "Board of Directors--Nominees for Director" and "Voting Securities and Principal Holders--Exchange Act Compliance" in the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on August 30, 1996, and such information is incorporated herein by reference.

           The remaining information required by this Item is set forth as
Item 4A in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11.     EXECUTIVE COMPENSATION

           The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits" of the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on August 30, 1996.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this Item is incorporated by reference to the information contained in the sections captioned "Voting Securities and Principal Holders" and "Compensation and Benefits--Certain Transactions" of the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on August 30, 1996.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits" of the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on August 30, 1996.

                                            PART IV.
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
             Consolidated Statements of Income--Years ended March 31, 1996,
               1995 and 1994
             Consolidated Balance Sheets--March 31, 1996 and 1995
             Consolidated Statements of Cash Flows--Years ended March 31, 1996,
               1995 and 1994
             Consolidated Statements of Stockholders' Equity--Years ended March
               31, 1996, 1995 and 1994
             Notes to Consolidated Financial Statements
             Report of Independent Auditors

(a)(2)       FINANCIAL STATEMENT SCHEDULES
             Schedule II: Valuation and Qualifying Accounts
             Schedules not listed above have been omitted because the
               information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(b)          REPORTS ON FORM 8-K
             None.

(c)          EXHIBITS
             The following exhibits are filed with this report:

EXHIBIT NO. 3:  ARTICLES OF INCORPORATION AND BYLAWS
 3.1          Restated Articles of Incorporation of Registrant
 3.2          Restated Bylaws of Registrant

EXHIBIT NO. 10:  MATERIAL CONTRACTS
 EXECUTIVE COMPENSATION PLANS AND AGREEMENTS
 10.1         Incentive Stock Option Plan
 10.2         1988 Nonqualified Stock Option Plan
 10.3         1993 Stock Option Plan
 10.4         Amendment to 1993 Stock Option Plan
 10.5         Directors Stock Option Plan
 10.6         1996 Employee Stock Purchase Plan
 10.7 Employment Agreement and Nondisclosure Agreement dated April 17, 1989 between Registrant and Douglass S. Anderson
 10.8 Employment Agreement and Nondisclosure Agreement dated July 6, 1989 between Registrant and Jose S. David
 10.9 Employment Agreement and Nondisclosure Agreement dated October 2, 1990 between Registrant and Robert L. Richmond
 10.10 Employment Agreement and Nondisclosure Agreement dated October 2, 1990 between Registrant and Robert C. Greco

 10.11        1995/1996 Incentive Plan for Robert L. Richmond
 10.12        1995 Incentive Plan for Robert C. Greco
 10.13        1995 Incentive Plan for Jose S. David
 10.14        1996 Incentive Plan for Robert C. Greco
 10.15        1996 Incentive Plan for Jose S. David
 10.16        1996 Incentive Plan for Douglass S. Anderson
 10.17 Split Dollar Agreement/Assignment dated as of April 11, 1994, between Registrant and Robert L. Richmond

 OTHER MATERIAL CONTRACTS
 10.18 Loan Agreement dated as of September 30, 1995, between Registrant and First Interstate Bank of Washington, N.A.
 10.19 Office Lease dated January 31, 1991 between Registrant and Martin Selig, as amended

 10.20 Amendment to Office Lease dated April 27, 1994, between Registrant and Martin Selig
 10.21 Amendment to Office Lease dated August 11, 1994, between Registrant and Martin Selig
 10.22 Subordination, Non-Disturbance and Attornment Agreement dated January 19, 1995, between Registrant and The
              Bank of Nova Scotia
 10.23 Amended and Restated Buy-Sell Agreement dated August 8, 1994, among Registrant, Robert L. Richmond and Robert C. Greco
 10.24 Volume Purchase Agreement dated September 1, 1993, between Registrant and Dialogic Corporation (Confidential treatment requested)
 10.25 Patent License Agreement dated March 2, 1990, between Registrant and Dytel Corporation (Confidential treatment requested)
 10.26 Automated Attendant Patent License Agreement between Registrant and VMX, Inc. (Confidential treatment requested)
 10.27 Voice Mail Patent License Agreement between Registrant and VMX, Inc. (Confidential treatment requested)
 10.28 Assignment of Rights Under Patent Application dated October 22, 1990 by Robert L. Richmond and Michael J. Robinson
 10.29 Acknowledgment and Assignment of Proprietary Rights dated October 22, 1990 by Robert C. Greco and Michael J. Robinson
 EXHIBIT NO. 11:  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
 11.1         Computation of Earnings Per Share
 EXHIBIT NO. 21:  SUBSIDIARIES OF THE REGISTRANT
 21.1         Subsidiaries of Registrant
 EXHIBIT NO. 23:  CONSENTS OF EXPERTS AND COUNSEL
 23.1         Consent of Ernst & Young LLP
 EXHIBIT NO. 24:  POWER OF ATTORNEY
 24.1         Powers of Attorney
 EXHIBIT NO. 27:  FINANCIAL DATA SCHEDULE
 27.1         Financial Data Schedule

                   SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             ACTIVE VOICE CORPORATION

                      YEARS ENDED MARCH 31, 1996, 1995 AND 1994


    COL. A                              COL. B                COL. C            COL. D         COL. E
- -----------------------------------------------------------------------------------------------------------
                                                             ADDITIONS
DESCRIPTION                            BALANCE AT      (1)            (2)     DEDUCTIONS:     BALANCE AT
                                       BEGINNING    CHARGED TO     CHARGED TO  DESCRIBE          END OF
                                       OF PERIOD      COSTS          OTHER                        PERIOD
                                                   AND EXPENSES    ACCOUNTS:
                                                                    DESCRIBE
- -----------------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31, 1996
Deducted from asset accounts:
  Allowance for doubtful accounts     $725,000       $586,891             0    $225,891 (A)   $1,086,000
  Allowance for sales returns          209,000         70,000             0           0          279,000
                                      --------       --------    ----------    --------       ----------
             Totals                   $934,000       $656,891             0    $225,891       $1,365,000
                                      --------       --------    ----------    --------       ----------
                                      --------       --------    ----------    --------       ----------

YEAR ENDED MARCH 31, 1995
Deducted from asset accounts:
 Allowance for doubtful accounts      $445,000       $490,249             0    $210,249  (A)  $  725,000
 Allowance for sales returns           280,000              0             0      71,000  (B)     209,000
                                      --------       --------    ----------    --------       ----------
    Totals                            $725,000       $490,249             0    $281,249       $  934,000
                                      --------       --------    ----------    --------       ----------
                                      --------       --------    ----------    --------       ----------

YEAR ENDED MARCH 31, 1995
Deducted from asset accounts:
  Allowance for doubtful returns      $285,000       $458,845             0    $298,845  (A)  $  445,000
  Allowance for sales returns          280,000              0             0           0          280,000
                                      --------       --------    ----------    --------       ----------
             Totals                    565,000       $458,845             0    $298,845       $  725,000
                                      --------       --------    ----------    --------       ----------
                                      --------       --------    ----------    --------       ----------


(A) Uncollectible accounts written off, net of recoveries
(B) Reduction of estimated future sales returns

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on June 27, 1996.

                                             ACTIVE VOICE CORPORATION

                                             By /s/ Jose S. David
                                                -------------------------
                                                 Jose S. David
                                                 CHIEF FINANCIAL OFFICER

                                     POWER OF ATTORNEY

           Each person whose signature appears below hereby constitutes and appoints Robert L. Richmond and Jose S. David, and each of them severally, his true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his name and on his behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                     TITLE                      DATE

/s/ Robert L. Richmond       Chief Executive Officer and       June 27, 1996
- ------------------------     Chairman of the Board
Robert L. Richmond           Principal Executive Officer

/s/ Robert C. Greco          Vice President--Product           June 27, 1996
- ------------------------     Development, Secretary,
Robert C. Greco              Treasurer and Director

/s/ Jose S. David            Chief Financial Officer           June 27, 1996
- ------------------------     (Principal Financial and
Jose S. David                Accounting Officer)

/s/ Tom A. Alberg            Director                          June 27, 1996
- ------------------------
Tom A. Alberg

/s/ Harold H. Kawaguchi      Director                          June 27, 1996
- ------------------------
Harold H. Kawaguchi

APPENDIX 1

Repartee Configuration:

The diagram illustrates the configuration of Repartee. Repartee is a dedicated PC running the Company's software with circuit cards that connect it to the telephone switch. This in turn is linked to all the phone extensions in the company. Calls come through the outside network into the telephone system and are answered by our autoattendant. The call is then routed to the given telephone extension, and if the call is not answered, it is returned to Repartee. Repartee then offers a greeting in the called party's voice.


APPENDIX 2

TeLANophy Configuration:

The diagram illustrates the configuration of TeLANophy. TeLANophy's configuration is similar to Repartee's configuration. It is a dedicated PC running software with circuit cards that connect it to the telephone switch. The difference is that there is a local area network (LAN) card in the Repartee. This makes the features of the call processor now available to every desktop PC on the LAN. The dashed lines in the configuration show that each desktop is now connected to its own phone since both lines of communication, the LAN and the phone lines, are in the call processor.

                                  EXHIBIT INDEX
                                                                  SEQUENTIALLY
                                                                      NUMBERED
                                                                        PAGE
EXHIBIT NO. 3:  ARTICLES OF INCORPORATION AND BYLAWS
    3.1 Restated Articles of Incorporation of Registrant (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))
    3.2 Restated Bylaws of Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's
                  Registration Statement on Form S-1 filed with the Securities and Exchange Commission on
                  October 29, 1993 (File No. 33-71024))
EXHIBIT NO. 10:  MATERIAL CONTRACTS
   EXECUTIVE COMPENSATION PLANS AND AGREEMENTS
    10.1 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.1 to the Registrant's
                  Registration Statement on Form S-1 filed with the Securities and Exchange Commission on
                  October 29, 1993 (File No. 33-71024))
    10.2 1988 Nonqualified Stock Option Plan (incorporated by reference from Exhibit 10.2 to the Registrant's
                  Registration Statement on Form S-1 filed with the Securities and Exchange Commission on
                  October 29, 1993 (File No. 33-71024))
    10.3 1993 Stock Option Plan (incorporated by reference from Exhibit 10.3 to the Registrant's Registration
                  Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993
                  (File No. 33-71024))
    10.4 Amendment to 1993 Stock Option Plan (incorporated by reference from Exhibit 10. to the Registrant's
                  Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1995 (File No. 0-22804))
    10.5 Directors Stock Option Plan (incorporated by reference from Exhibit 10.4 to the Registrant's
                  Registration Statement on Form S-1 filed with the Securities and Exchange Commission on
                  October 29, 1993 (File No. 33-71024))
    10.6          1996 Employee Stock Purchase Plan
    10.7 Employment Agreement and Nondisclosure Agreement dated April 17, 1989 between Registrant and Douglass
                  S. Anderson
    10.8 Employment Agreement and Nondisclosure Agreement dated July 6, 1989 between Registrant and Jose S.
                  David (incorporated by reference from Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange
                  Commission on October 29, 1993 (File No. 33-71024))
    10.9 Employment Agreement and Nondisclosure Agreement dated October 2, 1990 between Registrant and Robert
                  L. Richmond (incorporated by reference from Exhibit 10.16 to the Registrant's Registration
                  Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993
                  (File No. 33-71024))

                                                                  SEQUENTIALLY
                                                                      NUMBERED
                                                                        PAGE
    10.10 Employment Agreement and Nondisclosure Agreement dated October 2, 1990 between Registrant and Robert
                  C. Greco (incorporated by reference from Exhibit 10.17 to the Registrant's Registration
                  Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993
                  (File No. 33-71024))
    10.11         1995/1996 Incentive Plan for Robert L. Richmond
                  (incorporated by reference from Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1995 (File No. 0-22804))
    10.12         1995 Incentive Plan for Robert C. Greco
                  (incorporated by reference from Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1995 (File No. 0-22804))
    10.13 1995 Incentive Plan for Jose S. David (incorporated by reference from Exhibit 10.16 to the Registrant's
                  Annual Report on Form 10-K for its fiscal year ended
                  March 31, 1995 (File No. 0-22804))
    10.14         1996 Incentive Plan for Robert C. Greco
    10.15         1996 Incentive Plan for Jose S. David
    10.16         1996 Incentive Plan for Douglass S. Anderson
    10.17         Split Dollar Agreement/Assignment dated as of
                  April 11, 1994, between Registrant and Robert L.
                  Richmond (incorporated by reference from
                  Exhibit 10.17 to the Registrant's Annual Report on
                  Form 10-K for its fiscal year ended March 31, 1995
                  (File No. 0-22804))
   OTHER MATERIAL CONTRACTS
    10.18 Loan Agreement dated as of September 30, 1995, between Registrant and First Interstate Bank of
                  Washington, N.A.
    10.19         Office Lease dated January 31, 1991 between
                  Registrant and Martin Selig, as amended
                  (incorporated by reference from Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))
    10.20 Amendment to Office Lease dated April 27, 1994, between Registrant and Martin Selig (incorporated by reference from Exhibit 10.21 to the Registrant's
                  Annual Report on Form 10-K for its fiscal year ended
                  March 31, 1995 (File No. 0-22804))
    10.21 Amendment to Office Lease dated August 11, 1994, between Registrant and Martin Selig (incorporated by reference from Exhibit 10.22 to the Registrant's
                  Annual Report on Form 10-K for its fiscal year ended
                  March 31, 1995 (File No. 0-22804))
    10.22         Subordination, Non-Disturbance and Attornment
                  Agreement dated January 19, 1995, between Registrant and The Bank of Nova Scotia (incorporated by reference from Exhibit 10.23 to the Registrant's
                  Annual Report on Form 10-K for its fiscal year ended
                  March 31, 1995 (File No. 0-22804))

                                                                  SEQUENTIALLY
                                                                      NUMBERED
                                                                        PAGE
    10.23         Amended and Restated Buy-Sell Agreement dated
                  August 8, 1994, among Registrant, Robert L. Richmond and Robert C. Greco (incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 1994 (File No. 0-22804))
    10.24 Volume Purchase Agreement dated September 1, 1993 between Registrant and Dialogic Corporation
                  (Confidential treatment granted) (incorporated by reference from Exhibit 10.8 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 2, 1993 (File No. 33-71024))
    10.25 Patent License Agreement dated March 2,1990 between Registrant and Dytel Corporation (Confidential treatment granted) (incorporated by reference from
                  Exhibit 10.9 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on
                  December 2, 1993 (File No. 33-71024))
    10.26 Automated Attendant Patent License Agreement between Registrant and VMX, Inc. (Confidential treatment granted) (incorporated by reference from
                  Exhibit 10.10 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on
                  December 2, 1993 (File No. 33-71024))
    10.27         Voice Mail Patent License Agreement between
                  Registrant and VMX, Inc. (Confidential treatment granted) (incorporated by reference from
                  Exhibit 10.11 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on
                  December 2, 1993 (File No. 33-71024))
    10.28         Assignment of Rights Under Patent Application dated
                  October 22, 1990 by Robert L. Richmond and Michael
                  J. Robinson (incorporated by reference from Exhibit 10.12 to the Registrant's Registration
                  Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993
                  (File No. 33-71024))
    10.29 Acknowledgment and Assignment of Proprietary Rights dated October 22, 1990 by Robert C. Greco and
                  Michael J. Robinson (incorporated by reference from
                  Exhibit 10.13 to the Registrant's Registration
                  Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993
                  (File No. 33-71024))

                                                                  SEQUENTIALLY
                                                                      NUMBERED
                                                                        PAGE
EXHIBIT NO. 11:  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
    11.1          Computation of Earnings Per Share
EXHIBIT NO. 21:  SUBSIDIARIES OF THE REGISTRANT
    21.1 Subsidiaries of Registrant (incorporated by reference from Exhibit 21.1 to the Registrant's
                  Registration Statement on Form S-1 filed with the Securities and Exchange Commission on
                  October 29, 1993 (File No. 33-71024))
EXHIBIT NO. 23:  CONSENTS OF EXPERTS AND COUNSEL
    23.1          Consent of Ernst & Young LLP
EXHIBIT NO. 24:  POWER OF ATTORNEY
    24.1          Powers of Attorney (included on signature pages)
EXHIBIT NO. 27:  FINANCIAL DATA SCHEDULE
    27.1          Financial Data Schedule