Form 10-Q
period 1996-06-30
ACTIVE VOICE CORP
filed 1996-08-09
CIK 869554

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                            -------------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTER ENDED JUNE 30, 1996     COMMISSION FILE NUMBER  0-22804



                            ACTIVE VOICE CORPORATION
             (Exact name of registrant as specified in its charter)



             WASHINGTON                                   91-1235111
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)



      2901 THIRD AVENUE, SUITE 500                          98121-9800
          SEATTLE, WASHINGTON                               (Zip Code)
(Address of principal executive offices)


                                 (206) 441-4700
                             (Registrant's telephone
                          number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            OUTSTANDING AT
                 CLASS                                      AUGUST 2, 1996
      Common Stock, No Par Value                               4,574,778

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            ACTIVE VOICE CORPORATION

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1.   Financial Statements (Unaudited)                                3

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             7


PART II - OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K                               12


SIGNATURE PAGE                                                                13


EXHIBITS                                                                      14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ACTIVE VOICE CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                         1996           1995
                                                    ------------   ------------

Net sales                                            $11,113,372    $10,406,945
Cost of goods sold                                     4,454,948      3,800,526
                                                    ------------   ------------
Gross profit                                           6,658,424      6,606,419

Operating expenses:
  Research and development                             1,558,717      1,232,181
  Sales and marketing                                  3,113,187      2,486,173
  General and administrative                           1,049,847        957,249
                                                    ------------   ------------
    Total operating expenses                           5,721,751      4,675,603
                                                    ------------   ------------
Operating income                                         936,673      1,930,816

Interest income                                          197,467        154,037
                                                    ------------   ------------
Income before income taxes                             1,134,140      2,084,853

Income tax provision                                     362,900        656,700
                                                    ------------   ------------
Net income                                           $   771,240    $ 1,428,153
                                                    ------------   ------------
                                                    ------------   ------------

Net income per common share                                $0.17          $0.31
                                                    ------------   ------------
                                                    ------------   ------------

Average number of common and common
  equivalent shares outstanding                        4,628,114      4,629,297
                                                    ------------   ------------
                                                    ------------   ------------

See notes to financial statements.

                            ACTIVE VOICE CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       June 30,       March 31,
                                                         1996           1996
                                                    ------------   ------------
ASSETS                                                                 (NOTE)
Current assets:
  Cash and cash equivalents                          $ 2,592,956    $ 3,389,760
  Marketable securities                                6,920,856      7,216,738
  Accounts receivable, less allowances                 8,867,325      8,628,280
  Inventories                                          5,688,201      5,482,704
  Deferred tax asset                                   1,161,218      1,023,324
  Prepaid expenses and other assets                      790,667        774,316
                                                    ------------   ------------
      Total current assets                            26,021,223     26,515,122

Marketable securities                                  8,613,006      8,461,607
Furniture and equipment, net                           2,158,830      2,094,480
Other assets                                             393,602        328,503
                                                    ------------   ------------
      Total assets                                   $37,186,661    $37,399,712
                                                    ------------   ------------
                                                    ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 1,531,923    $ 2,138,073
  Accrued compensation and benefits                    1,302,159      1,871,755
  Other accrued expenses                                 798,340        762,340
  Income taxes payable                                   819,624        830,888
                                                    ------------   ------------
      Total current liabilities                        4,452,046      5,603,056

Commitments

Stockholders' equity:
  Preferred stock, no par value:
    Authorized shares - 2,000,000 -
    none outstanding
  Common stock, no par value:
    Authorized shares - 10,000,000
    Issued shares, including repurchased
    shares - 4,976,933                                16,862,940     16,790,931
  Retained earnings                                   18,066,329     17,301,477
                                                    ------------   ------------
                                                      34,929,269     34,092,408

  Less 403,405 and 421,988 shares repurchased
    at June 30, and March 31, 1996,
    respectively, at cost                             (2,194,654)    (2,295,752)
                                                    ------------   ------------
Total stockholders' equity                            32,734,615     31,796,656
                                                    ------------   ------------
      Total liabilities and stockholders' equity     $37,186,661    $37,399,712
                                                    ------------   ------------
                                                    ------------   ------------


Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to financial statements.

                            ACTIVE VOICE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        1996           1995
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                            $  771,240     $1,428,153
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                        215,314        193,960
    Provisions for accounts receivable                   166,000        170,000
    Deferred income taxes                               (151,434)       (88,091)
    Loss on disposal of equipment                          3,624         24,624
    Changes in operating assets and liabilities:
        Increase in accounts receivable                 (405,045)      (702,079)
        Increase in inventories                         (205,497)      (531,297)
        Increase in prepaid expenses and
          other assets                                   (81,450)      (115,746)
        Increase (decrease) in accounts payable         (606,150)       245,266
        Decrease in other liabilities                   (480,262)      (347,041)
                                                    ------------   ------------
            Net cash provided by (used in)
              operating activities                      (773,660)       277,749

INVESTING ACTIVITIES
Purchases of marketable securities                    (1,096,965)
Proceeds from sales of marketable securities           1,281,272         73,741
Purchases of furniture and equipment                    (283,288)      (333,863)
                                                    ------------   ------------
            Net cash used in investing activities        (98,981)      (260,122)

FINANCING ACTIVITIES
Repurchase of common stock                                              (20,625)
Proceeds from exercise of common stock options            75,837        205,804
                                                    ------------   ------------
            Net cash provided by financing
              activities                                  75,837        185,179
                                                    ------------   ------------
Increase (decrease) in cash and cash equivalents        (796,804)       202,806

Cash and cash equivalents at beginning of period       3,389,760        649,553
                                                    ------------   ------------
Cash and cash equivalents at end of period            $2,592,956    $   852,359
                                                    ------------   ------------
                                                    ------------   ------------

See notes to financial statements.

                            ACTIVE VOICE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1996


1.  INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Active Voice Corporation and subsidiary (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial
information set forth therein.   Results of operations for the three month
period ended June 30, 1996 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended March 31, 1996.


2.  ACCOUNTING POLICIES

RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of Statement No. 121 had no effect on the Company's financial position and results of operations as of the date of adoption and for the period ended June 30, 1996.

Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," using the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, as allowed for in the statement. The adoption of Statement No. 123 had no effect on the Company's financial position and results of operations as of the date of adoption and for the period ended June 30, 1996.


3.  INVENTORIES

Inventories are comprised of the following:

                                                      June 30,        March 31
                                                        1996            1996
                                                    ------------   ------------
        Computer equipment                            $2,960,234     $2,544,034
        Custom component parts                         1,976,562      2,211,527
        Supplies                                         751,405        727,143
                                                    ------------   ------------
                                                      $5,688,201     $5,482,704
                                                    ------------   ------------
                                                    ------------   ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

NET SALES
                                           Three Months Ended June 30,
                                              1996           1995         Change
- --------------------------------------------------------------------------------
(Dollars In Thousands)
Net sales                                    $11,113        $10,407        6.8%
- --------------------------------------------------------------------------------

Net sales to the Company's domestic dealer network increased 15.5% in the three months ended June 30, 1996 compared to the corresponding period in the prior fiscal year, reflecting continued increased customer demand for PC-based voice processing systems. Net sales to the domestic dealer network represented 75.1% and 69.5% of total net sales in the three month periods ended June 30, 1996 and 1995, respectively. Of the increase in domestic dealer net sales, approximately one-half was attributable to a 120% increase in unit sales of Replay, which was partially offset by lower average selling prices. Approximately 40% of the increase in domestic dealer net sales was attributable to increased unit sales of TeLANophy software, hospitality and fax products, telephone switch integration packages and miscellaneous hardware components.

Net sales to original equipment manufacturers (OEMs) decreased by 32.0% during the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995. Net sales to OEM customers represented 11.1% of total net sales for the three months ended June 30, 1996, compared to 17.4% of total net sales for the three months ended June 30, 1995. The aggregate decrease in net sales in the OEM channel was attributable to an approximate 90% decline in unit sales of Repartee kits. During February 1996, the Company's historically largest OEM customer, which was primarily a purchaser of Repartee kits, announced the acquisition of a competing manufacturer of voice processing products. This customer accounted for approximately 9.4% of total net sales during the quarter ended June 30, 1995 compared to just 1.3% of total net sales in the quarter ended June 30, 1996. As of June 30, 1996, the Company had six domestic OEM relationships. The largest OEM customer accounted for approximately 70% of total OEM net sales, and approximately 8% of total Company net sales during the three months ended June 30, 1996.

Net sales to international customers increased by 12.3% during the three months ended June 30, 1996, compared to the corresponding period in the preceding fiscal year, reflecting increased penetration of international voice processing markets and the successful launch of new products for international OEM customers. International sales represented 13.8% of total net sales for the quarter ended June 30, 1996, compared to 13.1% of total net sales for the quarter ended June 30, 1995. Approximately 50% of the increase in net sales to international customers was attributable to increased unit sales of Replay Plus. An additional one third of the increase was attributable to increased unit sales of Replay. Decreases of 54% and 34% in unit sales of Repartee systems and Repartee kits, respectively, partially offset the increased revenue attributable to the increased unit sales of Replay and Replay Plus. Beyond the usual risks associated with foreign sales (currency fluctuations and restrictions; export-import regulations; customs matters; foreign collection problems; and military, political and transportation risks), the Company's international sales involve additional governmental regulation, product adaptations to local languages and switching systems, and uncertainties arising from local business practices and cultural considerations.

During the three months ended June 30, 1996, revenue from TeLANophy was not significant (less than 5%); however, the Company has experienced growing demand for TeLANophy systems and client workstation software over the last three quarters. The Company is forming a new channel of distribution for these products and is in the process of developing new initiatives to sell client software directly to its substantial installed end user customer base.

The Company experiences significant quarterly variability in the level of sales through its three distinct distribution channels. The diversification provided by these three channels has in the past reduced the quarterly volatility of total net sales.

GROSS MARGIN
                                          Three Months Ended June 30,
                                              1996           1995         Change
- --------------------------------------------------------------------------------
(Dollars In Thousands)
Gross profit                                 $6,658         $6,606         0.8%
Percentage of net sales                       59.9%          63.5%
- --------------------------------------------------------------------------------

The Company's gross margin varies in part depending upon the mix of higher-margin voiceboard-and-software kit sales (an option available only with Repartee and Replay) and software-only sales (available only to OEM customers) as opposed to turnkey system sales. The proportion of sales contributed by each distribution channel also affects the overall gross margin, as OEM and international sales historically have had higher gross margins than sales to the domestic dealer network.

The decrease in gross margin between the first quarter of fiscal 1997 and the first quarter of fiscal 1996 was attributable to a shift in the sales mix to the lower margin Replay product line. The Company implemented a 25% price reduction on the Replay product during the third quarter of fiscal 1996 which contributed to the shift in sales mix and reduced the gross margin on Replay units. In addition, a reduction in unit sales of Repartee kits in the OEM channel, as discussed under "Net Sales" also contributed to the decline in gross margin. Management expects that gross margins will continue to decline steadily as a result of price competition and further shifts in product mix.


RESEARCH AND DEVELOPMENT

                                          Three Months Ended June 30,
                                              1996           1995         Change
- --------------------------------------------------------------------------------
(Dollars In Thousands)
Research and development                     $1,559         $1,232         26.5%
Percentage of net sales                       14.0%          11.8%
- --------------------------------------------------------------------------------

The increase in research and development expenses both in dollar amount and as a percentage of net sales between comparable periods, was primarily attributable to an increase in project-based contract development staff and an increase of approximately 5% in engineering personnel. The increase in contract staff and engineering personnel was primarily attributable to the Company's continuing effort to localize products for new international markets, as well as customization of products for new OEM customers, and new product development, particularly CTI-related products.

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


SALES AND MARKETING
                                          Three Months Ended June 30,
                                              1996           1995         Change
- --------------------------------------------------------------------------------
(Dollars In Thousands)
Sales and marketing                          $3,113         $2,486         25.2%
Percentage of net sales                      28.0%          23.9%
- --------------------------------------------------------------------------------

Approximately one half of the increase in sales and marketing expenses was due to increased travel and trade show related expenses. The increase in travel and trade show-related expenses was primarily attributable to increased selling efforts in international markets. An additional 40% of the increase in sales and marketing expenses was due to increased compensation-related expenses associated with an increase of approximately 20% in sales and marketing personnel. The increase in personnel primarily reflected additions to the Company's domestic and international sales force, and to a lesser extent, additional product support representatives. Sales and marketing expense as a percentage of net sales increased during the three months ended June 30, 1996 primarily due to growth in sales and marketing personnel exceeding the growth in net sales.


GENERAL AND ADMINISTRATIVE
                                         Three Months Ended June 30,
                                             1996           1995          Change
- --------------------------------------------------------------------------------
(Dollars In Thousands)
General and administrative                   $1,050         $957           9.7%
Percentage of net sales                      9.4%           9.2%
- --------------------------------------------------------------------------------

The increase in general and administrative expenses during the first quarter of fiscal 1997 was due to increased compensation-related expenses associated with an increase of approximately 25% in general and administrative personnel. General and administrative expenses, being relatively fixed in nature, can be expected to fluctuate as a percentage of net sales from period to period.


INTEREST INCOME
                                         Three Months Ended June 30,
                                             1996           1995          Change
- --------------------------------------------------------------------------------
(Dollars In Thousands)
Interest income                              $197           $154           28.2%
- --------------------------------------------------------------------------------

The increase in interest income during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 was primarily attributable to higher average invested cash and marketable security balances and to a lesser extent, higher average yields earned on investments.

INCOME TAX PROVISION
                                         Three Months Ended June 30,
                                             1996           1995         Change
- --------------------------------------------------------------------------------
(Dollars In Thousands)
Income tax provision                         $363           $657         (44.7%)
Effective tax rate                           32.0%          31.5%
- --------------------------------------------------------------------------------

Variations in the customary relationship between the income tax provision and the statutory income tax rate of 34% result from certain nondeductible expenses, tax exempt investment income, research and development tax credits, and the benefit provided by the Company's foreign sales corporation. The increase in the Company's effective tax rate for the first quarter of fiscal 1997 over the comparable period in the prior year was primarily attributable to the expiration of the research and development tax credit at June 30, 1995. The Company expects the effective tax rate to continue to increase in the future due to the impact of declining tax exempt interest income and foreign sales corporation benefits as a percentage of taxable income.


NET INCOME AND NET INCOME PER SHARE
                                         Three Months Ended June 30,
                                             1996           1995         Change
- --------------------------------------------------------------------------------
(Dollars In Thousands, except per share data)
Net income                                   $771           $1,428       (46.0%)
Percentage of net sales                      6.9%           13.7%
Net income per share                         $0.17          $0.31        (46.0%)
- --------------------------------------------------------------------------------

The decrease in net income and net income per share in the quarter ended June 30, 1996 compared to the comparable period in the prior fiscal year was primarily attributable to a 3.6% decline in gross margin combined with a 22.4% increase in operating expenses. The number of common and common equivalent shares outstanding was comparable in the three month periods ended June 30, 1996 and 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and marketable securities decreased to $18,127,000, or 48.7% of total assets, at June 30, 1996 from $19,068,000, or
51.0% of total assets, at March 31, 1996. Cash flow used in operations totaled $774,000 during the three months ended June 30, 1996 due to lower accounts payable balances and increases in accounts receivable and inventory. The Company had net working capital of $21,569,000 at June 30, 1996.

Accounts receivable, net of allowances, increased marginally to $8,867,000 at June 30, 1996 from $8,628,000 at March 31, 1996, due to increasing sales and a minor increase in days' sales outstanding. Inventory levels increased to $5,688,000 at June 30, 1996 from $5,483,000 at March 31, 1996 to meet the increasing raw material stocking requirements of a growing sales base and an increase in the number of available hardware platform options.

The Company made $283,000 in capital expenditures during the three months ended June 30, 1996, compared to $334,000 during the comparable period of the prior fiscal year. The majority of the capital expenditures during the quarter ended June 30, 1995 consisted of computer equipment and related hardware for new employees and contract development staff. The Company currently has no specific commitments with respect to additional capital expenditures during the remainder of fiscal 1997, but expects to spend an aggregate of approximately $1,100,000 for the year.

The Company has a $10,000,000 revolving credit line from a bank for financing working capital. No borrowings were outstanding under this agreement at June 30 or March 31, 1996. The agreement expires on September 30, 1996. The agreement has historically been renewed on an annual basis.

The Company believes that ongoing maturity of securities in its investment portfolio, together with funds from operations and the revolving credit line, will provide sufficient funds to finance operations for the next several years.



CERTAIN STATEMENTS IN THIS QUARTERLY REPORT CONTAIN "FORWARD LOOKING" INFORMATION (AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) INVOLVING RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, PROJECTIONS FOR SALES AND EXPENDITURES, AND VARIOUS BUSINESS ENVIRONMENT AND TREND PROJECTIONS. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS DISCUSSED IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               11    Computation of Earnings Per Share
               27    Financial Data Schedule

          (b)  Reports on Form 8-K
               The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Active Voice Corporation
                                        (Registrant)

Date:  August 9, 1996                   By:    /s/ Jose S. David
                                             ---------------------
                                             Jose S. David
                                             Chief Financial Officer


                                             Signing on behalf of registrant and
                                              as principal financial officer