Form 10-Q
period 1996-09-30
ACTIVE VOICE CORP
filed 1996-11-12
CIK 869554

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              --------------------

                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1996          COMMISSION FILE NUMBER 0-22804



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 OUTSTANDING AT
         CLASS                                                  NOVEMBER 1, 1996
Common Stock, No Par Value                                          4,582,539

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ACTIVE VOICE CORPORATION

                                  FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                    INDEX


PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1.  Financial Statements (Unaudited)                                3

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and  Results of Operations                            7

PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders            13

     Item 6.  Exhibits and Reports on Form 8-K                               13


SIGNATURE PAGE                                                               14


EXHIBITS                                                                     15

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ACTIVE VOICE CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                        SEPTEMBER 30,               SEPTEMBER 30,
                                  -------------------------   -------------------------
                                     1996          1995          1996          1995
                                  -----------   -----------   -----------   -----------
Net sales                         $12,122,558   $11,291,921   $23,235,930   $21,698,866
Cost of goods sold                  5,019,750     4,070,656     9,474,698     7,871,182
                                  -----------   -----------   -----------   -----------
Gross profit                        7,102,808     7,221,265    13,761,232    13,827,684

Operating expenses:
  Research and development          1,649,761     1,321,535     3,208,478     2,553,716
  Sales and marketing               3,168,300     2,719,929     6,281,487     5,206,102
  General and administrative        1,129,885     1,127,065     2,179,732     2,084,314
                                  -----------   -----------   -----------   -----------
    Total operating expenses        5,947,946     5,168,529    11,669,697     9,844,132
                                  -----------   -----------   -----------   -----------
Operating income                    1,154,862     2,052,736     2,091,535     3,983,552

Interest income                       185,767       168,917       383,234       322,954
                                  -----------   -----------   -----------   -----------
Income before income taxes          1,340,629     2,221,653     2,474,769     4,306,506

Income tax provision                  428,600       699,900       791,500     1,356,600
                                  -----------   -----------   -----------   -----------
Net income                        $   912,029   $ 1,521,753   $ 1,683,269   $ 2,949,906
                                  -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------

Net income per common share             $0.20         $0.33         $0.36         $0.64
                                  -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------

Average number of common
  and common equivalent
  shares outstanding                4,619,954     4,654,563     4,624,034     4,641,930
                                  -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------

See notes to consolidated financial statements.

                           ACTIVE VOICE CORPORATION
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                               SEPTEMBER 30,    MARCH 31,
                                                                    1996          1996
                                                               -------------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                                     $ 2,788,709    $ 3,389,760
  Marketable securities                                           6,346,004      7,216,738
  Accounts receivable, less allowances                           10,701,535      8,628,280
  Inventories                                                     5,830,576      5,482,704
  Deferred tax asset                                              1,236,075      1,023,324
  Prepaid expenses and other assets                                 787,711        774,316
                                                                -----------    -----------
      Total current assets                                       27,690,610     26,515,122

Marketable securities                                             8,109,251      8,461,607
Furniture and equipment, net                                      2,302,646      2,094,480
Other assets                                                        238,659        328,503
                                                                -----------    -----------
      Total assets                                              $38,341,166    $37,399,712
                                                                -----------    -----------
                                                                -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $ 1,632,242    $ 2,138,073
  Accrued compensation and benefits                               1,579,370      1,871,755
  Other accrued expenses                                            810,294        762,340
  Income taxes payable                                              633,980        830,888
                                                                -----------    -----------
      Total current liabilities                                   4,655,886      5,603,056

Commitments

Stockholders' equity:
  Preferred stock, no par value:
    Authorized shares - 2,000,000 - none outstanding
  Common stock, no par value:
    Authorized shares - 10,000,000
    Issued shares, including repurchased shares - 4,976,933      16,871,896     16,790,931
  Retained earnings                                              18,991,717     17,301,477
                                                                -----------    -----------
                                                                 35,863,613     34,092,408

  Less 400,405 and 421,988 shares repurchased at
    September 30, and March 31, 1996, respectively,
    at cost                                                      (2,178,333)    (2,295,752)
                                                                -----------    -----------
Total stockholders' equity                                       33,685,280     31,796,656
                                                                -----------    -----------
      Total liabilities and stockholders' equity                $38,341,166    $37,399,712
                                                                -----------    -----------
                                                                -----------    -----------

Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                           ACTIVE VOICE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   SIX MONTHS ENDED SEPTEMBER 30,
                                                                   ------------------------------
                                                                        1996             1995
                                                                   -------------    -------------
OPERATING ACTIVITIES
Net income                                                           $ 1,683,269    $ 2,949,906
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                        436,314        392,676
    Provisions for accounts receivable                                   320,000        354,000
    Deferred income taxes                                               (233,187)      (151,217)
    Loss on disposal of equipment                                          8,878         27,452
    Changes in operating assets and liabilities:
        Increase in accounts receivable                               (2,393,255)    (1,453,793)
        Increase in inventories                                         (347,872)      (896,550)
        Decrease in prepaid expenses and
          other assets                                                    76,449          4,688
        Increase (decrease) in accounts payable                         (505,831)        31,510
        Increase (decrease) in other liabilities                        (371,743)       618,795
                                                                     -----------    -----------
            Net cash provided by (used in) operating activities       (1,326,978)     1,877,467

INVESTING ACTIVITIES
Purchases of marketable securities                                    (2,675,928)    (1,419,345)
Proceeds from sale and maturity of marketable securities               3,959,126        692,284
Purchases of furniture and equipment                                    (653,358)      (532,231)
                                                                     -----------    -----------
            Net cash provided by (used in) investing activities          629,840     (1,259,292)

FINANCING ACTIVITIES
Repurchase of common stock                                                              (20,625)
Proceeds from exercise of stock options                                   96,087        371,158
                                                                     -----------    -----------
            Net cash provided by financing activities                     96,087        350,533
                                                                     -----------    -----------
Increase (decrease) in cash and cash equivalents                        (601,051)       968,708

Cash and cash equivalents at beginning of period                       3,389,760        649,553
                                                                     -----------    -----------
Cash and cash equivalents at end of period                           $ 2,788,709    $ 1,618,261
                                                                     -----------    -----------
                                                                     -----------    -----------

See notes to consolidated financial statements.

                           ACTIVE VOICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1996

1.  INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Active Voice Corporation and subsidiary (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly
the financial information set forth therein.   Results of operations for the
three month and six month periods ended September 30, 1996 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended March 31, 1996.

2.  INVENTORIES

Inventories are comprised of the following:

                                            SEPTEMBER 30,        MARCH 31,
                                                1996               1996
                                            -------------       ----------
          Computer equipment                 $3,722,925         $2,544,034
          Custom component parts              1,437,667          2,211,527
          Supplies                              669,984            727,143
                                            -------------       ----------
                                             $5,830,576         $5,482,704
                                            -------------       ----------
                                            -------------       ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Active Voice Corporation (the Company) is a leading manufacturer of PC-based voice processing systems and computer telephone integration (CTI) products. The Company's products are sold worldwide through a network of independent telecommunications dealers and computer resellers. The Company has three principal products. Repartee, the Company's flagship and most feature rich product, offers the largest call handling capacity. In addition, Repartee serves as the base for TeLANophy, a suite of the Company's CTI software products. Replay Plus is the Company's mid-priced product that offers most of the voice processing features found in Repartee with the exception of the CTI functionality. The Company's Replay product provides basic voice processing features at a price point attractive to the small business market.

RESULTS OF OPERATIONS

NET SALES

                             THREE MONTHS ENDED         SIX MONTHS ENDED
                               SEPTEMBER 30,              SEPTEMBER 30,
                              1996     1995   CHANGE      1996     1995   CHANGE
--------------------------------------------------------------------------------
(Dollars in thousands)
Net sales                   $12,123  $11,292   7.4%     $23,236  $21,699   7.1%
--------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996

Net sales to the Company's domestic dealer network in the three months ended September 30, 1996 were unchanged from the corresponding period in the prior fiscal year, representing 67.0% of total net sales compared to 71.8% of total net sales in the prior fiscal year. Unit sales of Replay increased by greater than 65%, however, net sales only increased approximately 12% due primarily to lower average selling prices. Domestic dealer net sales of Repartee decreased by approximately 10% despite an approximate increase of 17% in unit sales due to discounting and a shift toward lower priced kit sales as opposed to turnkey system sales. During the three months ended September 30, 1996, the Company shipped the majority of the initial 100 Replay Plus units under its previously announced agreement with Montgomery Ward.

Net sales to original equipment manufacturers (OEM's) increased by 39.2% during the three months ended September 30, 1996 compared to the three months ended September 30, 1995. Net sales to OEM customers represented 18.0% of total net sales for the three months ended September 30, 1996, compared to 13.9% of total net sales for the three months ended September 30, 1995. The aggregate increase in net sales in the OEM channel was primarily attributable to a greater than 250% increase in unit sales of Replay. The majority of the increased Replay unit sales were attributable to the successful launch of product for a new OEM customer. As of September 30, 1996, the Company had six domestic OEM relationships. The largest OEM customer accounted for approximately 40% of OEM sales and approximately 7% of total net sales for the three months ended September 30, 1996.

Net sales to international customers increased by 12.5% during the three months ended September 30, 1996, compared to the corresponding period in the preceding fiscal year, reflecting increasing penetration of existing international voice processing markets and the successful introduction of new products for international OEM customers. International sales represented 15.0% of total net sales for the three months ended September 30, 1996, compared to 14.3% of total net sales for the three months ended September 30, 1995. International net sales of Replay increased by greater than 30% due to an approximate 145% increase in units sold partially offset by sales price discounting and a shift in sales mix to lower-priced kit sales as opposed to turnkey system sales. Net sales from Replay Plus decreased by approximately 20% due to sales price discounting and a shift in sales mix toward smaller average port size systems. Beyond the usual risks associated with foreign sales (currency fluctuations and restrictions; export-import regulations; customs matters; foreign collection problems; and military, political and transportation risks), the Company's international sales involve additional governmental regulation, product adaptations to local languages and switching systems, and uncertainties arising from local business practices and cultural considerations.

During the three months ended September 30, 1996, revenue from TeLANophy modules alone were not significant (less than 5%); however, the Company has experienced growing demand for TeLANophy capable systems and related client desktop software over the last twelve months. The Company is pusuing a new channel of distribution for these products and is in the process of developing new initiatives to sell client desktop software directly to its substantial installed end user customer base.

The Company experiences significant quarterly variability in the level of sales through its three distinct distribution channels. The diversification provided by these three channels has in the past reduced the quarterly volatility of aggregate net sales.

SIX MONTHS ENDED SEPTEMBER 30, 1996

Net sales to the domestic dealer network increased by 7.4% in the six months ended September 30, 1996, compared to the corresponding period in the prior fiscal year. Domestic dealer net sales represented 70.9% of total net sales for the six months ended September 30, 1996, compared to 70.7% of total net sales for the six months ended September 30, 1995. Of the aggregate increase in domestic dealer net sales, greater than one-half was attributable to an increase of approximately 90% in unit sales of Replay, partially offset by lower average selling prices of the systems due to discounting. An additional 20% of the increase was due to increased sales of TeLANophy software, hospitality and fax products, switch integration packages, hardware components and other miscellaneous items.

Net sales to OEM's increased by 1.0% during the six months ended September 30, 1996 compared to the comparable period in the prior fiscal year. Net sales to OEM customers represented 14.7% and 15.6% of total net sales for the six month periods ended September 30, 1996 and 1995, respectively. Net sales of the Replay product increased by approximately 150% during the six month period ended September 30, 1996 compared to the comparable period of the prior fiscal year, due primarily to increased unit sales. The increase in Replay sales was almost completely offset by a 95% decline in unit sales of Repartee kits. The largest OEM customer accounted for approximately 28% of OEM sales and approximately 4% of total net sales for the six months ended September 30, 1996.

Net sales to international customers increased by 12.4% during the six months ended September 30, 1996, compared to the corresponding period in the preceding fiscal year. International sales represented 14.4% of total net sales for the six months ended September 30, 1996, compared to 13.7% of total net sales for the six months ended September 30, 1995. Greater than one-half of the aggregate increase in net sales to international customers was due to increased unit sales of Replay. Partially offsetting the increased net sales of Replay was an approximate 35% decline in net sales of Repartee kits, primarily attributable to lower unit sales.

GROSS MARGIN

                             THREE MONTHS ENDED         SIX MONTHS ENDED
                               SEPTEMBER 30,              SEPTEMBER 30,
                              1996     1995   CHANGE      1996     1995   CHANGE
--------------------------------------------------------------------------------
(Dollars in thousands)
Gross profit                 $7,103   $7,221  (1.6%)    $13,761  $13,828  (0.5%)
Percentage of net sales       58.6%    64.0%              59.2%    63.7%

The Company's gross margin varies in part depending upon the mix of higher-margin voiceboard-and-software kit sales (offered in all sales channels) and software-only sales (available only to OEM customers) as opposed to turnkey system sales (which include the cost of a PC and other related hardware). The proportion of sales contributed by each distribution channel also affects the overall gross margin, as international sales have historically had higher gross margins than the other distribution channels.

The decreases in gross margin between the three month and six month periods ended September 30, 1996 in comparison to the comparable periods in fiscal 1996 were primarily attributable to a shift in the sales mix toward the lower margin Replay product line. A 25% price reduction on Replay implemented during the third quarter of fiscal 1996 contributed to the shift in sales mix and reduced the gross margin on Replay units. Lower unit sales of Repartee kits in the OEM channel also contributed to the decline in gross margin. Management expects that gross margins will continue to decline steadily as a result of price competition and further shifts in product mix.

RESEARCH AND DEVELOPMENT

                             THREE MONTHS ENDED         SIX MONTHS ENDED
                               SEPTEMBER 30,              SEPTEMBER 30,
                              1996     1995   CHANGE      1996     1995   CHANGE
--------------------------------------------------------------------------------
(Dollars in thousands)
Research and development     $1,650   $1,322   24.8%     $3,208   $2,554   25.6%
Percentage of net sales       13.6%    11.7%              13.8%    11.8%
--------------------------------------------------------------------------------

The increases in research and development expenses, both in dollar amounts and as a percentage of net sales between comparable periods, were primarily attributable to an increase in project-based contract development staff and an increase of approximately 5% in engineering and development personnel. The increase in contract staff and engineering personnel was primarily attributable to the Company's continuing effort to localize products for new international markets, as well as customization of products for new OEM customers and new product development, particularly CTI-related products. During the six months ended September 30, 1996, the Company announced several significant product releases including Message Integration for the Novell GroupWise client/server e-mail system, ViewMail for Microsoft Exchange and multilingual TeLANophy products for the desktop.

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

SALES AND MARKETING

                             THREE MONTHS ENDED         SIX MONTHS ENDED
                               SEPTEMBER 30,              SEPTEMBER 30,
                              1996     1995   CHANGE      1996     1995   CHANGE
--------------------------------------------------------------------------------
(Dollars in thousands)
Sales and marketing          $3,168   $2,720   16.5%     $6,281   $5,206   20.7%
Percentage of net sales       26.1%    24.1%              27.0%    24.0%
--------------------------------------------------------------------------------

Approximately one-half of the aggregate increases in sales and marketing expenses during the three month and six month periods ended September 30, 1996 over the comparable periods in the prior year were due to increased compensation-related expenses associated with approximately 20% growth in sales and marketing personnel and increased commission expense due to higher sales levels. The increase in personnel primarily reflected additions to the Company's domestic and international sales force, and to a lesser extent, additional product support representatives. An additional 40% of the aggregate increases in sales and marketing expense between comparable periods was attributable to added promotional costs, including promotional literature, trade-show attendance and a marketing road show conducted during the second quarter of fiscal 1997 to promote the Company's CTI product offerings.

GENERAL AND ADMINISTRATIVE

                             THREE MONTHS ENDED         SIX MONTHS ENDED
                               SEPTEMBER 30,              SEPTEMBER 30,
                              1996     1995   CHANGE      1996     1995   CHANGE
--------------------------------------------------------------------------------
(Dollars in thousands)
General and administrative   $1,130   $1,127    0.3%     $2,180   $2,08    44.6%
Percentage of net sales        9.3%    10.0%               9.4%    9.6%
--------------------------------------------------------------------------------

The increases in general and administrative expenses during the three month and six month periods ended September 30, 1996 compared to the corresponding periods in the prior fiscal year were primarily attributable to an approximate 15% increase in general and administrative personnel. General and administrative expenses, being relatively fixed in nature, can be expected to fluctuate as a percentage of net sales from period to period.

INTEREST INCOME

                             THREE MONTHS ENDED         SIX MONTHS ENDED
                               SEPTEMBER 30,              SEPTEMBER 30,
                              1996     1995   CHANGE      1996     1995   CHANGE
--------------------------------------------------------------------------------
(Dollars in thousands)
Interest income               $186     $169    10.0%      $383     $323    18.7%
--------------------------------------------------------------------------------

The increases in interest income during the three month and six month periods ended September 30, 1996 over the comparable periods in the prior fiscal year were primarily attributable to higher average invested cash and marketable security balances and to a lesser extent, higher average yields earned on investments.

INCOME TAX PROVISION

                             THREE MONTHS ENDED         SIX MONTHS ENDED
                               SEPTEMBER 30,              SEPTEMBER 30,
                              1996     1995   CHANGE      1996     1995   CHANGE
--------------------------------------------------------------------------------
(Dollars in thousands)
Income tax provision          $429     $700   (38.8%)     $792    $1,357 (41.7%)
Effective tax rate           32.0%    31.5%                        32.0%  31.5%
--------------------------------------------------------------------------------

Variations in the customary relationship between the income tax provision and the statutory income tax rate of 34% result from certain nondeductible expenses, tax exempt investment income, research and development tax credits, and the benefit provided by the Company's foreign sales corporation. The increase in the Company's effective tax rate for the three month and six month periods ended September 30, 1996 over the comparable periods in the prior year was primarily attributable to declines in the research and development tax credit and foreign sales corporation benefit as a percentage of taxable income. The Company expects the effective tax rate to continue to increase in the future due to the impact of declining research and development tax credits, tax exempt interest income, and foreign sales corporation benefits as a percentage of taxable income.

NET INCOME AND NET INCOME PER SHARE

                             THREE MONTHS ENDED         SIX MONTHS ENDED
                               SEPTEMBER 30,              SEPTEMBER 30,
                              1996     1995   CHANGE      1996     1995   CHANGE
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
Net income                    $912    $1,522  (40.1%)    $1,683   $2,950 (42.9%)
Percentage of net sales       7.5%     13.5%               7.2%    13.6%
Net income per share         $0.20     $0.33  (39.6%)     $0.36    $0.64 (42.7%)
--------------------------------------------------------------------------------

The decreases in net income and net income per share compared to the comparable periods in the prior fiscal year were primarily attributable to 5.4% and 4.5% declines in gross margin for the three month and six month periods ended September 30, 1996, respectively. In addition, operating expenses increased by 18.5% in the six month period ended September 30, 1996 compared to the comparable period in the prior fiscal year, which was greater than the 7.1% increase in net sales. The number of common and common equivalent shares outstanding was comparable in the three month and six month periods ended September 30, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and marketable securities decreased to $17,244,000, or 45.0% of total assets, at September 30, 1996 from $19,068,000, or 51.0% of total assets, at March 31, 1996. Cash flow used in operations totaled $1,327,000 during the six months ended September 30, 1996 due to lower accounts payable balances and increases in accounts receivable. The Company had net working capital of $23,035,000 at September 30, 1996.

Accounts receivable, net of allowances, increased to $10,702,000 at September 30, 1996 from $8,628,000 at March 31, 1996. During the quarter, the Company attempted to convert to a new financial and manufacturing information system. Implementation problems resulted in approximately a six week delay in invoicing and an eight week delay in preparing customer statements. In addition, during the entire quarter, the Company was without a credit manager, which resulted in an increase in days' sales outstanding. Both of these issues were addressed by the end of the quarter and management believes that accounts receivable balances will return to historical levels.
Inventory levels increased to $5,831,000 at September 30, 1996 from $5,483,000 at March 31, 1996 to meet the increasing raw material stocking requirements of a growing sales base and an increase in the number of available hardware platform options.

The Company made $653,000 in capital expenditures during the six months ended September 30, 1996, compared to $532,000 during the comparable period of the prior fiscal year. The majority of the capital expenditures during the six months ended September 30, 1996 consisted of computer hardware and software used to augment the Company's management information systems infrastructure. Additional computer equipment was purchased for use in research and development. The Company currently has no specific commitments with respect to additional capital expenditures during the remainder of fiscal 1997, but expects to spend an aggregate of approximately $1,100,000 for the year.

The Company believes that ongoing maturity of securities in its investment portfolio, together with funds from operations will provide sufficient funds to finance operations for the next several years.





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

                          PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Shareholders of Active Voice Corporation was held on August 30, 1996. A total of 4,142,601 shares of the Company's common stock were represented in person or by proxy at the meeting, which comprised 90.56% of the total number of shares of the Company's common stock outstanding on July 10, 1996, the record date for the meeting.

          At the meeting, all of the current directors of the Company, namely, Tom A. Alberg, Robert C. Greco, Harold H. Kawaguchi, and Robert L. Richmond, were re-elected to serve as directors of the Company until the 1997 Annual Meeting of Shareholders or until their earlier retirement, resignation, or removal. The following table sets forth information regarding the voting in the election for directors:

                                   Votes Cast          Votes
          Nominee                 For Nominee         Withheld

          Tom A. Alberg            4,130,772           11,829
          Robert C. Greco          4,121,872           20,729
          Harold H. Kawaguchi      4,121,172           21,429
          Robert L. Richmond       4,128,872           13,729

          The shareholders approved the proposed 1996 Employee Stock Purchase Plan. The following table sets forth information regarding the voting on the proposal:

             Votes Cast       Votes Cast                      Broker
            For Proposal   Against Proposal   Abstentions   Non-Votes

             3,904,642         86,692            17,929      133,338

          The shareholders ratified the appointment of Ernst & Young as the Company's auditors for the fiscal year ending March 31, 1997. The following table sets forth information regarding the voting on the proposal:

             Votes Cast       Votes Cast
            For Proposal   Against Proposal   Abstentions

             4,133,448         3,250              5,903

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               11.    Computation of Earnings Per Share
          (b)  Reports on Form 8-K
               The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Active Voice Corporation
                                        (Registrant)

Date:  November 8, 1996                 By:  /s/ Jose S. David
                                           -------------------------------------
                                           Jose S. David
                                           Chief Financial Officer


                                           Signing on behalf of registrant and
                                            as principal financial officer