Form 10-Q
period 1996-12-31
ACTIVE VOICE CORP
filed 1997-02-14
CIK 869554

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                             -----------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED DECEMBER 31, 1996         COMMISSION FILE NUMBER 0-22804



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X      No
                                                    ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           OUTSTANDING AT
         CLASS                                            FEBRUARY 3, 1997
Common Stock, No Par Value                                   4,601,403


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                            ACTIVE VOICE CORPORATION

                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1996

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


                                 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                    ACTIVE VOICE CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                          Three Months Ended         Nine Months Ended
                                             December 31,               December 31,
                                     ---------------------------  --------------------------
                                          1996         1995          1996          1995
                                     ------------- -------------  -----------   ------------
Net sales                             $13,354,815   $12,437,348   $36,590,745   $34,136,214
Cost of goods sold                      5,662,027     4,722,913    15,136,725    12,594,095
                                     ------------- -------------  -----------   ------------
Gross profit                            7,692,788     7,714,435    21,454,020    21,542,119

Operating expenses:
 Research and development               1,742,914     1,461,675     4,951,392     4,015,391
 Sales and marketing                    3,289,380     3,094,107     9,570,867     8,300,209
 General and administrative             1,159,267     1,092,825     3,338,999     3,177,139
                                     ------------- -------------  -----------   ------------
  Total operating expenses              6,191,561     5,648,607    17,861,258    15,492,739
                                     ------------- -------------  -----------   ------------
Operating income                        1,501,227     2,065,828     3,592,762     6,049,380

Interest income                           197,056       186,809       580,290       509,763
                                     ------------- -------------  -----------   ------------
Income before income taxes              1,698,283     2,252,637     4,173,052     6,559,143

Income tax provision                      538,969       709,503     1,330,469     2,066,103
                                     ------------- -------------  -----------   ------------
Net income                            $ 1,159,314   $ 1,543,134   $ 2,842,583   $ 4,493,040
                                     ------------- -------------  -----------   ------------
                                     ------------- -------------  -----------   ------------

Net income per common share                 $0.25         $0.33         $0.61         $0.97
                                     ------------- -------------  -----------   ------------
                                     ------------- -------------  -----------   ------------

Average number of common
 and common equivalent
 shares outstanding                     4,642,652     4,652,196     4,630,240     4,645,352
                                     ------------- -------------  -----------   ------------
                                     ------------- -------------  -----------   ------------

See notes to consolidated financial statements.

                                  ACTIVE VOICE CORPORATION
                          CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                  December 31,      March 31,
                                                                     1996             1996
                                                                 -------------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                                       $ 3,524,193      $ 3,389,760
 Marketable securities                                             6,800,732        7,216,738
 Accounts receivable, less allowances                              9,907,852        8,628,280
 Inventories                                                       7,189,906        5,482,704
 Deferred tax asset                                                1,273,978        1,023,324
 Prepaid expenses and other assets                                   761,662          774,316
                                                                 -------------    ------------
    Total current assets                                          29,458,323       26,515,122

Furniture and equipment, net                                       2,230,097        2,094,480
Investments                                                        8,398,455        8,461,607
Other assets                                                         219,742          328,503
                                                                 -------------    ------------
    Total assets                                                 $40,306,617      $37,399,712
                                                                 -------------    ------------
                                                                 -------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                $ 2,457,045      $ 2,138,073
 Accrued compensation and benefits                                 1,515,048        1,871,755
 Other accrued expenses                                              880,432          762,340
 Income taxes payable                                                442,581          830,888
                                                                 -------------    ------------
    Total current liabilities                                      5,295,106        5,603,056

Commitments

Stockholders' equity:
 Preferred stock, no par value:
  Authorized shares - 2,000,000 - none outstanding
 Common stock, no par value:
  Authorized shares - 10,000,000
  Issued shares, including repurchased shares - 4,976,933         16,931,207       16,790,931
 Retained earnings                                                20,172,147       17,301,477
                                                                 -------------    ------------
                                                                  37,103,354       34,092,408

 Less 384,530 and 421,988 shares repurchased at
  December 31, and March 31, 1996, respectively,
  at cost                                                         (2,091,843)      (2,295,752)
                                                                 -------------    ------------
Total stockholders' equity                                        35,011,511       31,796,656
                                                                 -------------    ------------
    Total liabilities and stockholders' equity                   $40,306,617      $37,399,712
                                                                 -------------    ------------
                                                                 -------------    ------------

Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                          ACTIVE VOICE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                               Nine Months Ended December 31,
                                                              --------------------------------
                                                                    1996            1995
                                                              ---------------   --------------

OPERATING ACTIVITIES
Net income                                                         $2,842,583       $4,493,040
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                       644,071          633,676
  Provisions for accounts receivable                                  510,000          606,000
  Deferred income taxes                                              (282,069)        (251,199)
  Loss on disposal of equipment                                        10,921           27,452
  Changes in operating assets and liabilities:
   Increase in accounts receivable                                 (1,789,572)      (2,990,998)
   Increase in inventories                                         (1,707,202)      (1,234,773)
   Decrease (increase) in prepaid expenses and
    other assets                                                      121,415          (47,676)
   Increase in accounts payable                                       318,972          247,358
   Increase (decrease) in other liabilities                          (541,949)         891,162
                                                                 -------------    ------------
       Net cash provided by operating activities                      127,170        2,374,042

INVESTING ACTIVITIES
Purchases of marketable securities and investments                 (4,079,440)      (4,007,515)
Proceeds from sale and maturity of marketable securities            4,650,997        2,904,955
Purchases of furniture and equipment                                 (790,609)        (822,401)
                                                                 -------------    ------------
       Net cash used in investing activities                         (219,052)      (1,924,961)

FINANCING ACTIVITIES
Repurchase of common stock                                                             (20,625)
Proceeds from employee stock option and stock
 purchase plans                                                       226,315          432,098
                                                                 -------------    ------------
       Net cash provided by financing activities                      226,315          411,473
                                                                 -------------    ------------
Increase in cash and cash equivalents                                 134,433          860,554

Cash and cash equivalents at beginning of period                    3,389,760          649,553
                                                                 -------------    ------------
Cash and cash equivalents at end of period                         $3,524,193       $1,510,107
                                                                 -------------    ------------
                                                                 -------------    ------------

See notes to consolidated financial statements.

                                 ACTIVE VOICE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    DECEMBER 31, 1996

1.  INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Active Voice Corporation and subsidiary (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month and nine month periods ended December 31, 1996 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended March 31, 1996.

2.  INVENTORIES

Inventories are comprised of the following:

                                                 December 31,     March 31,
                                                    1996            1996
                                                 ------------   ------------
Computer equipment                                $4,918,813     $2,544,034
Custom component parts                             1,596,389      2,211,527
Supplies                                             674,704        727,143
                                                 ------------   ------------
                                                  $7,189,906     $5,482,704
                                                 ------------   ------------
                                                 ------------   ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Active Voice Corporation (the Company) is a leading manufacturer of PC-based voice processing systems and computer telephone integration (CTI) products. The Company's products are sold worldwide through a network of independent telecommunications dealers and computer resellers. The Company markets three principal products: Repartee, Replay Plus and Replay. Repartee, the Company's flagship and most feature rich product, offers the largest call handling capacity. In addition, Repartee serves as the base for TeLANophy, a suite of the Company's CTI modules which provide complete call management and unified messaging capabilities. Replay Plus, the Company's mid-priced product, offers most of the voice processing features found in Repartee with the exception of the CTI functionality. The Company's Replay product provides basic voice processing features at a price point attractive to the small business market.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT (FOR EXAMPLE, STATEMENTS USING THE EXPRESSIONS, "THE COMPANY BELIEVES" OR "THE COMPANY ANTICIPATES" AND OTHER SIMILAR STATEMENTS) CONTAIN "FORWARD LOOKING" INFORMATION (AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) INVOLVING RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, PROJECTIONS FOR SALES AND EXPENDITURES, AND VARIOUS BUSINESS ENVIRONMENT AND TREND PROJECTIONS. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS DISCUSSED IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. INVESTORS ARE ENCOURAGED TO CONSIDER THE RISKS DETAILED IN THOSE FILINGS. THE COMPANY ASSUMES NO OBLIGATION TO RELEASE PUBLICLY ANY CHANGES TO THESE "FORWARD LOOKING STATEMENTS" THAT MAY ARISE FROM THE DEVELOPMENT OF UNANTICIPATED EVENTS OR CIRCUMSTANCES THAT OCCUR AFTER THE DATE OF THE ORIGINAL PROJECTION.

RESULTS OF OPERATIONS


NET SALES

                                 Three Months Ended            Nine Months Ended
                                   December 31,                  December 31,
                                  1996      1995   Change       1996     1995   Change
----------------------------------------------------------------------------------------
(Dollars in thousands)
Net sales                       $13,355   $12,437   7.4%      $36,591  $34,136   7.2%
----------------------------------------------------------------------------------------

THREE MONTHS ENDED DECEMBER 31, 1996

Net sales to the Company's domestic dealer network in the three months ended December 31, 1996 decreased approximately 11% from the corresponding period in the prior fiscal year, representing 63.2% of total net sales compared to 76.3% of total net sales in the corresponding prior period. Unit sales of Replay Plus decreased by approximately 30% between comparable quarters. Domestic dealer net sales for the quarter ended December 31, 1995 included a large one-time sale of Replay Plus units to a new customer which was replacing unsatisfactory competing products at its own end-user sites. The absence of a similar sale in the three months ended December 31, 1996 accounted for greater than one-half of both the decrease in unit sales of Replay Plus and the overall decrease in domestic dealer net sales. Unit sales of Repartee increased approximately 40% between the quarter ended December 31, 1996 and the similar period in the preceding fiscal year. The Company attributes this increase to successful promotional programs, including a sales presentation road show and direct incentives to customer sales representatives implemented during the last six months of calendar year 1996.

Net sales to original equipment manufacturers (OEM's) increased by approximately 105% during the three months ended December 31, 1996 compared to the three months ended December 31, 1995. Net sales to OEM customers represented 18.6% of total net sales for the three months ended December 31, 1996, compared to 9.7% of total net sales for the three months ended December 31, 1995. The aggregate increase in net sales in the OEM channel was primarily attributable to a greater than 450% increase in unit sales of Replay. The majority of the increased Replay unit sales were attributable to the successful launch of product and related inventory stocking purchases associated with a recently signed OEM customer. A 90% decline in unit sales of Repartee, primarily to a single OEM customer, partially offset the increased revenue from sales of Replay. During December 1996, the Company announced an agreement with Tadiran Telecommunications, Ltd. to integrate the Repartee voice processing system with Tadiran's Coral telephone systems. The agreement also provides for Tadiran to market TeLANophy. As of December 31, 1996, the Company had five domestic OEM relationships. The largest OEM customer accounted for approximately 44% of OEM sales and approximately 8% of total net sales for the three months ended December 31, 1996.

Net sales to international customers increased by approximately 40% during the three months ended December 31, 1996, compared to the corresponding period in the preceding fiscal year, reflecting increased penetration of existing international voice processing markets and the successful introduction of new products for international OEM customers. International net sales represented 18.2% of total net sales for the three months ended December 31, 1996, compared to 14.0% of total net sales for the three months ended December 31, 1995. Repartee unit sales increased by approximately 70% from the comparable prior year quarter, while revenues increased by more than 130% due to pricing stability and a shift in the product mix toward larger average port size systems. The increase in net sales from Repartee comprised more than 65% of the total increase in international net sales. Beyond the usual risks associated with foreign sales (currency fluctuations and restrictions; export-import regulations; customs matters; foreign collection problems; and military, political and transportation risks), the Company's international sales involve additional governmental regulation, product adaptations to local languages and switching systems, and uncertainties arising from local business practices and cultural considerations.

During the three months ended December 31, 1996, revenue from TeLANophy modules alone were not significant (less than 5%); however, the Company has experienced growing demand for TeLANophy capable systems and related client desktop software over the last twelve months. The Company is pursuing a new channel of distribution for these products and is in the process of developing new initiatives to sell client desktop software directly to its substantial installed end user customer base.

The Company experiences significant quarterly variability in the level of sales through its three distinct distribution channels. The diversification provided by these three channels has in the past reduced the quarterly volatility of aggregate net sales.

NINE MONTHS ENDED DECEMBER 31, 1996

Net sales to the domestic dealer network were essentially unchanged in the nine months ended December 31, 1996 from the corresponding period in the prior fiscal year. Domestic dealer net sales represented 68.1% of total net sales for the nine months ended December 31, 1996, compared to 72.7% of total net sales for the nine months ended December 31, 1995. A greater than 65% increase in unit sales of Replay and higher revenues from TeLANophy software were offset by approximately a 10% decrease in unit sales of Replay Plus. During the nine months ended December 31, 1996, the Company shipped the first 100 Replay Plus units under its previously announced agreement with Montgomery Ward Co.

Net sales to OEM's increased by approximately 28% during the nine months ended December 31, 1996 compared to the comparable period in the prior fiscal year. Net sales to OEM customers represented 16.1% and 13.4% of total net sales for the nine month periods ended December 31, 1996 and 1995, respectively. Net sales of the Replay product increased by greater than 300% between the nine month period ended December 31, 1996 and the comparable period of the prior fiscal year, due primarily to increased unit sales. The increase in Replay net sales was partially offset by a 95% decline in unit sales of Repartee kits. The largest OEM customer accounted for approximately 50% of OEM sales and approximately 8% of total net sales for the nine months ended December 31, 1996.

Net sales to international customers increased by approximately 23% during the nine months ended December 31, 1996, compared to the corresponding period in the preceding fiscal year. International net sales represented 15.8% of total net sales for the nine months ended December 31, 1996, compared to 13.9% of total net sales for the nine months ended December 31, 1995. The largest factor contributing to the increase in international net sales was a greater than 150% increase in unit sales of Replay, partially offset by lower average selling prices due to price discounting. All products within the international sales channel experienced revenue growth during the nine month period ended December 31, 1996 over the comparable prior year period.

GROSS MARGIN

                                  Three Months Ended            Nine Months Ended
                                     December 31,                 December 31,
                                    1996     1995    Change      1996      1995     Change
--------------------------------------------------------------------------------------------
(Dollars in thousands)
Gross profit                       $7,693   $7,714   (0.3%)     $21,454   $21,542   (0.4%)
Percentage of net sales             57.6%    62.0%               58.6%     63.1%
--------------------------------------------------------------------------------------------

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

The decreases in gross margin between the three month and nine month periods ended December 31, 1996 in comparison to the comparable periods in fiscal 1996 were primarily attributable to a shift in the product sales mix toward the lower margin Replay product line, particularly in the OEM sales channel. A 25% price reduction on Replay implemented during the third quarter of fiscal 1996 contributed to the shift in sales mix and reduced the gross margin on Replay units, as did the success of Replay products released for two of the Company's newer OEM customers. Lower unit sales of Repartee kits in the OEM channel also contributed to the decline in gross margin. Management expects that gross margins will continue to decline steadily as a result of price competition and further shifts in product mix.

RESEARCH AND DEVELOPMENT


                                     Three Months Ended          Nine Months Ended
                                       December 31,                December 31,
                                      1996     1995   Change      1996     1995   Change
------------------------------------------------------------------------------------------
(Dollars in thousands)
Research and development             $1,743   $1,462   19.2%     $4,951   $4,015   23.3%
Percentage of net sales              13.1%    11.8%              13.5%    11.8%
------------------------------------------------------------------------------------------

The increases in research and development expenses, both in dollar amounts and as a percentage of net sales between comparable periods, were primarily attributable to an increase in project-based contract development staff and engineering and development personnel. The increase in contract staff and engineering personnel was primarily attributable to the Company's continuing effort to localize products for new international markets, as well as customization of products for new OEM customers and strategic partners and new product development, particularly CTI-related products. During the nine months ended December 31, 1996, the Company made several significant product announcements including Message Integration for the Novell GroupWise client/server e-mail system, ViewMail for Microsoft Exchange and multilingual TeLANophy products for the desktop. The Company also completed development and began shipping the industry's first commercially available voice processing systems with an HTML-based (hypertext markup language) interface during the quarter ended December 31, 1996. The new Replay 3.0 and Replay Plus 6.7 graphical HTML interfaces enable system managers to administer voice mail using Microsoft Explorer or Netscape Navigator web browsers. The HTML interface also greatly simplifies product localization for global markets.

The Company believes that the international market for voice processing equipment has significant growth opportunities, but that localization of products will be necessary in order to successfully penetrate this market. The Company continues to allocate significant resources to the development of products for the international market. The Company also believes that in order to remain competitive in a rapidly changing technological environment, it will continue to be necessary to allocate significant resources to the development of new products. The Company expects the dollar amount of research and development expenditures to continue to increase for the foreseeable future, and that these expenses as a percentage of sales will vary from period to period.

SALES AND MARKETING


                                 Three Months Ended         Nine Months Ended
                                    December 31,               December 31,
                                   1996     1995   Change     1996     1995   Change
-------------------------------------------------------------------------------------
(Dollars in thousands)
Sales and marketing               $3,289   $3,094   6.3%     $9,571   $8,300   15.3%
Percentage of net sales           24.6%    24.9%             26.2%    24.3%
-------------------------------------------------------------------------------------

The increases in sales and marketing expenses during the three month and nine month periods ended December 31, 1996 over the comparable periods in the prior fiscal year were primarily attributable to increased compensation-related expenses associated with growth in sales and marketing personnel and increased commission expense due to higher sales levels. The increase in personnel primarily reflected additions to the Company's domestic and international sales force, and to a lesser extent, additional product support representatives. Higher promotional costs, including promotional literature, trade-show attendance, a marketing road show conducted during the second quarter of fiscal 1997 to promote the Company's CTI product offerings, and a targeted incentive program for customer sales representatives, also contributed to the increase in sales and marketing expenses.

GENERAL AND ADMINISTRATIVE


                                    Three Months Ended             Nine Months Ended
                                       December 31,                   December 31,
                                      1996     1995   Change     1996     1995   Change
----------------------------------------------------------------------------------------
(Dollars in thousands)
General and administrative           $1,159   $1,093   6.1%     $3,339   $3,177   5.1%
Percentage of net sales               8.7%     8.8%              9.1%     9.3%
----------------------------------------------------------------------------------------

The modest increases in general and administrative expenses during the three month and nine month periods ended December 31, 1996 compared to the corresponding periods in the prior fiscal year were primarily attributable to increased compensation-related expenses due to an increase in general and administrative personnel offset by lower general office overhead expenses. General and administrative expenses, being relatively fixed in nature, can be expected to fluctuate as a percentage of net sales from period to period.

INTEREST INCOME


                                  Three Months Ended        Nine Months Ended
                                     December 31,              December 31,
                                     1996   1995   Change   1996   1995  Change
--------------------------------------------------------------------------------
(Dollars in thousands)
Interest income                      $197   $187   5.5%     $580   $510   13.8%
--------------------------------------------------------------------------------

The increases in interest income during the three month and nine month periods ended December 31, 1996 over the comparable periods in the prior fiscal year were primarily attributable to higher average invested cash and marketable security balances and to a lesser extent, higher average yields earned on investments.

INCOME TAX PROVISION


                                   Three Months Ended            Nine Months Ended
                                     December 31,                   December 31,
                                     1996   1995     Change      1996     1995    Change
-----------------------------------------------------------------------------------------
(Dollars in thousands)
Income tax provision                 $539   $710   (24.0%)     $1,330   $2,066   (35.6%)
Effective tax rate                   31.7%  31.5%              31.9%    31.5%
-----------------------------------------------------------------------------------------

Variations in the customary relationship between the income tax provision and the statutory income tax rate of 34% result from certain nondeductible expenses, tax exempt investment income, research and development tax credits, and the benefit provided by the Company's foreign sales corporation. The increases in the Company's effective tax rate for the three month and nine month periods ended December 31, 1996 over the comparable periods in the prior fiscal year were primarily attributable to declines in the research and development tax credit and foreign sales corporation benefit as a percentage of taxable income. The Company expects the effective tax rate to continue to increase in the future due to the impact of declining research and development tax credits, tax exempt interest income, and foreign sales corporation benefits as a percentage of taxable income.

NET INCOME AND NET INCOME PER SHARE


                                             Three Months Ended              Nine Months Ended
                                               December 31,                    December 31,
                                              1996      1995     Change       1996     1995     Change
--------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

Net income                                    $1,159    $1,543   (24.9%)      $2,843   $4,493   (36.7%)
Percentage of net sales                        8.7%     12.4%                  7.8%    13.2%
Net income per share                          $0.25     $0.33    (24.7%)      $0.61    $0.97    (36.5%)
--------------------------------------------------------------------------------------------------------

The decreases in net income and net income per share compared to the comparable periods in the prior fiscal year were primarily attributable to 4.4% and 4.5% declines in gross margin percentages for the three month and nine month periods ended December 31, 1996, respectively. In addition, operating expenses increased by 15.3% in the nine month period ended December 31, 1996 compared to the comparable period in the prior fiscal year, which was greater than the 7.2% increase in net sales. The number of common and common equivalent shares outstanding was comparable in the three month and nine month periods ended December 31, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and marketable securities and investments decreased to $18,723,000, or 46.5% of total assets at December 31, 1996 from $19,068,000, or 51.0% of total assets at March 31, 1996. Cash flow provided by operations totaled only $127,000 during the nine months ended December 31, 1996 due to increases in accounts receivable and inventories. The Company had net working capital of $24,163,000 at December 31, 1996.

Accounts receivable, net of allowances, increased to $9,908,000 at December 31, 1996 from $8,628,000 at March 31, 1996. Accounts receivable decreased by approximately $800,000 from the quarter ended September 30, 1996 as the Company addressed previously announced circumstances which led to the significant increase in accounts receivable balances. Days' sales outstanding decreased by approximately six days during the quarter ended December 31, 1996. Management believes that improvements in accounts receivable trends will continue during the fourth quarter of fiscal year 1997. Inventory levels increased to $7,190,000 at December 31, 1996 from $5,483,000 at March 31, 1996 as the Company began accumulating new hardware platforms for the Replay 3.0 and Replay Plus 6.7 product roll-out planned for the fourth quarter of fiscal 1997. In addition, the Company made a few large-quantity PC component purchases during the quarter ended December 31, 1996 to take advantage of volume based price discounts.

The Company made $791,000 in capital expenditures during the nine months ended December 31, 1996, compared to $822,000 during the comparable period of the prior fiscal year. The majority of the capital expenditures during the nine months ended December 31, 1996 consisted of computer hardware and software used to augment the Company's management information systems infrastructure. Additional computer equipment was purchased for use in research and development. The Company currently has no specific commitments with respect to additional capital expenditures during the remainder of fiscal 1997, but expects to spend an aggregate of approximately $1,100,000 for the year.

The Company believes that ongoing maturity of securities in its investment portfolio, together with funds from operations will provide sufficient funds to finance operations for the next several years.

                         PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               11. Computation of Earnings Per Share
               27. Financial Data Schedule
          (b)  Reports on Form 8-K
               The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Active Voice Corporation
                                   (Registrant)

Date:  February 14, 1997           By:  /s/ Jose S. David
                                        --------------------------
                                        Jose S. David
                                        Chief Financial Officer


                                        Signing on behalf of registrant and
                                         as principal financial officer