Form 10-K
period 1997-03-31
ACTIVE VOICE CORP
filed 1997-06-30
CIK 869554

                   United States Securities and Exchange Commission
                                Washington, D.C. 20549
                                ----------------------

                                      Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 1997    Commission file Number   0-22804

                               ACTIVE VOICE CORPORATION
                       ---------------------------------------
                (Exact name of registrant as specified in its charter)

         Washington                                   91-1235111
----------------------------------------  --------------------------------------
   (State of incorporation)            (I.R.S. Employer Identification Number)

    2901 Third Avenue, Suite 500
       Seattle, Washington                            98121-9800
----------------------------------------  --------------------------------------
(Address of principal executive offices)              (Zip code)

                                    (206) 441-4700
                 ---------------------------------------------------
                 (Registrant's telephone number, including area code)

              Securities registered pursuant to Section 12(b) of the Act

                                         None

              Securities registered pursuant to Section 12(g) of the Act

                              Common Stock, No Par Value
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X        No
                                      ------        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on June 13, 1997, as reported by the Nasdaq Stock Market was $45,224,768.(1)

The number of shares of the registrant's Common Stock outstanding as of June 13, 1997, was 4,611,037.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 1997 Annual Meeting of Stockholders to be held on August 21, 1997, are incorporated by reference into Part III of this Report.

___________
(1) Excludes shares held of record on that date by directors and officers of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

                                  TABLE OF CONTENTS
PART I                                                                      PAGE
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
         Industry. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
         Strategy. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
         Products. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
         Sales and Marketing . . . . . . . . . . . . . . . . . . . . . . . . .5
         Product Development . . . . . . . . . . . . . . . . . . . . . . . . .7
         Manufacturing . . . . . . . . . . . . . . . . . . . . . . . . . . . .7
         Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8
         Proprietary Rights. . . . . . . . . . . . . . . . . . . . . . . . . .8
         Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .9
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . 10
Item 4A. Executive Officers of the Registrant. . . . . . . . . . . . . . . . 10

PART II
Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . 11
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . 12
Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . . . . . 13
Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . 19
Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . . . . . . 30
PART III
Item 10. Directors and Executive Officers of the Registrant. . . . . . . . . 30
Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . 30
Item 12. Security Ownership of Certain Beneficial Owners and Management. . . 30
Item 13. Certain Relationships and Related Transactions. . . . . . . . . . . 30

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. . 30

PART I.

ITEM 1. BUSINESS

Active Voice Corporation (Active Voice or the Company) is a leading manufacturer of PC-based voice processing systems and computer-telephone integration (CTI) products, with more than 41,000 installations in over 60 nations worldwide. The Company's software products enable people to communicate more effectively by integrating their traditional office telephone systems with PC technologies, the local area network (LAN), and the Internet to incorporate telephony functions and provide complete unified messaging and desktop PC-based call handling.

The Company concentrates its efforts on products that are "people-oriented," with features that can be easily and readily used without special training or manuals. The Company's principal products, Repartee, Replay Plus and Replay, incorporate Active Voice's "1 FOR YES, 2 FOR NO" user dialogue. The Company's products use standard, open-architecture PC platforms and operating systems, thereby facilitating the rapid adoption of new PC-based technologies and reducing overall product costs. Active Voice concentrates its development efforts on software rather than hardware because it believes product value is created most efficiently by emphasizing software solutions to meet customer needs.

Founded in 1983, the Company was one of the pioneers of PC-based voice processing and is now a recognized leader in desktop CTI applications. The Company's products are based upon technology identified at Massachusetts Institute of Technology's Media Laboratory for Speech and Artificial Intelligence, which it believes is one of its principal competitive advantages. A central business purpose of the Company is developing software that empowers people to communicate using telephones, PCs, the LAN, and the Internet, four of the most fundamental business tools.

INDUSTRY

According to industry statistics, the domestic market for voice processing systems comprises more than 50 manufacturers, whose voice messaging products accounted for aggregate end-user revenues of approximately $2.2 billion in 1996. Manufacturers of voice processing systems include switch suppliers (such as Lucent Technologies, Inc., Northern Telecom, Inc. and Siemens Business Communication Systems, Inc.); independent manufacturers of proprietary systems (such as Centigram Communications Corporation, Octel Communications Corporation and Comverse Technology, Inc.); and independent manufacturers of PC-based, open-architecture systems (such as Active Voice and Applied Voice Technologies, Inc.). Although sales of the Company's products in 1996 represented only about 5.7% of domestic end-user revenues for voice processing systems, the Company ranked third behind only Lucent Technologies and Northern Telecom in total domestic voice processing systems shipped, according to industry statistics. (References in this paragraph, as well as elsewhere in this Report, to industry statistics concerning sales and shipments by the Company and its competitors are based on estimates compiled relative to the U.S. market by Dataquest Corporation, an independent research firm specializing in high technology.)

Voice processing has traditionally encompassed various types of computer assistance to facilitate interaction over the telephone between a caller, one or more persons, and a computer. The first voice processing systems performed basic applications, such as voice messaging and call routing. These systems were generally offered as stand-alone products by different vendors and distributors and were based on expensive proprietary hardware and software. With the demand to integrate all the functions of communication technologies, lower product costs, and reduce the time to market of new products, as well as with the significant advances being made in PC hardware and software, system developers have been able to develop open systems-based products that use standard hardware and software. As a result, voice processing systems now provide extended functionality enabling telephone users to utilize voice and touchtones to manipulate calls, interact with computer databases, and access and respond to messages or data from voice or other electronic media, thereby making internal and external communications more efficient. The three most common voice processing features are:

VOICE MAIL -- allows a caller to store voice messages and replies in a computer, and thereby conduct a dialogue with any person, potentially anywhere in the world, without having to be on the same line at the same time. Typical voice mail features include the ability to record, store and delete messages, and to direct messages to multiple subscribers.

AUTOMATED ATTENDANT -- allows a caller to direct the computer to switch the call to a telephone extension different from the one dialed, without the manual intervention of an operator. A typical automated attendant system gives the caller the option of directing the call to the extension number of a particular telephone user in the system (subscriber) or particular department, or holding for a live operator.

INTERACTIVE VOICE RESPONSE (IVR) -- allows a caller to obtain requested information in voice form from a local or non-local database. Examples of IVR range from simply selecting announcements from a list of options stored in the computer (also known as AUDIOTEXT) to more complex interactive exchanges such as querying a database for information.

These basic voice processing functions offer people integrated and simplified access to various types of communications and information through the traditional telephone system. Over the past decade, there has been a proliferation of new methods of business communication, such as facsimile (fax) and electronic mail (e-mail). At the same time, it has become easier to access communications through pagers, cellular phones and portable computers with communications capability. As a result, voice processing systems can now access and interact with a broad variety of communications sources to offer unified messaging. For example, text-to-speech and other voice processing technologies permit a subscriber to hear or send e-mail through touchtones or voice recognition. In addition, integration of telephone-based communications with the LAN (also known as the Intranet) and the Internet allow people to manage their telephone no matter where they are. Today the telecommunications industry is delivering a wide array of CTI products (the merging of data networks and telephones), dramatically increasing connectivity among the various means of electronic communication and improving the way people communicate and the way they work.

STRATEGY

MISSION STATEMENT: Active Voice makes products that empower people to communicate in the easiest, most efficient and unified way. With Active Voice open standards-based software running in its servers and PCs, an organization's people and customers can communicate anywhere in the world, at any time, and control multimedia messages (voice mail, e-mail or fax mail) with whatever medium (currently desktop and laptop computers, wired and wireless telephones, and pagers) is most convenient and preferred.

The Company's strategy is to develop friendly, easy-to-use, PC-based voice processing systems. Since the early 1990's, the Company has also focused on CTI products that offer integrated access to a broad range of communications with other people and information sources. The Company's strategy is built around five basic elements:

- EMPHASIZE SOFTWARE, NOT HARDWARE. The Company concentrates its development efforts on software rather than on the design or modification of hardware. The Company believes product value is created most efficiently by emphasizing software solutions to meet customer needs.

- USE STANDARD, OPEN SYSTEMS AND HARDWARE. The Company's products use standard, open-architecture PC platforms and operating systems rather than proprietary computer hardware and operating systems. As a result, the Company can rapidly adopt new PC-based technologies and thereby capitalize on the substantial expenditures made by third parties who develop new technologies for the general PC environment. The use of commonly available hardware components and software minimizes the Company's manufacturing activity and helps reduce the overall cost of its products while continuing to add enhanced functionality.

- MAKE PRODUCTS EASY TO USE, INSTALL AND MODIFY. The Company strives to maximize ease of use for each subscriber, for the system manager and for the installer. The Company's products are designed to be "people-oriented," with features that can be used readily without special training or manuals. For example, a new user need only know the Company's "1 FOR YES, 2 FOR NO" user dialogue to begin immediate use of all features. Other examples of this product philosophy are the Company's voice mail prompts that encourage conversation between callers and subscribers, and its simplified installation screens and menus, which allow automatic configuration to over 120 different PBX, key system and Centrex switches and enable the system manager to tailor features to subscriber needs.

- MINIMIZE DISTRIBUTION OVERHEAD. The Company achieves broad market coverage for its products domestically and internationally, without the use of a direct sales force, primarily through a nationwide network of more than 700 independent telephone system dealers, and through original equipment manufacturers (OEMs), also termed "strategic partners". With the emergence of CTI, the Company has utilized an additional distribution channel--the Value Added Resellers (VARs). These experienced data professionals specialize in industry solutions and sell not only servers, but also desktop software to businesses and offices. This distribution structure enables the Company to limit its selling expense overhead, focus its resources on product development, leverage the efforts of its regional sales team, pool combined strengths and resources in technology and increase exposure to the substantial installed customer bases of these organizations. Together, these groups enable the Company to reach a new and broader customer base.

- FOCUS ON SMALL- TO MEDIUM-SIZED OFFICES THROUGH THE DEALER CHANNEL; LARGER OFFICES THROUGH THE STRATEGIC PARTNERS. The Company's products are designed for use by businesses and offices in a wide range of enterprises, including manufacturing, retail, service, health-care, governmental and institutional settings. Since 1986, the Company's products have offered many of the features commonly available in large, proprietary voice processing systems, at price points more affordable to the small- to medium-sized businesses, a target market. Recently, the Company is also entering the larger end-user market through its relationships with new strategic partners. The Company believes its new strategic relationships will play a significant role in its strategy to increase market share, as well as provide opportunities for the Company to have greater presence in the larger end-user market -- a new market for the Company.

PRODUCTS

The Company has three traditional voice processing products. Its first product, Repartee, which was introduced in 1986, accounted for 25% of the Company's revenues in fiscal 1997. In 1991, the Company introduced its most affordable product, Replay, to segment its target market and appeal to more price-sensitive, smaller enterprises. Replay accounted for 22% of the Company's fiscal 1997 revenues. This was followed in 1992 by the introduction of Replay Plus, which was positioned between Repartee and Replay in terms of price point, features and capacity. Replay Plus accounted for 36% of the Company's revenues in fiscal 1997. All of these products offer voice mail, automated attendant, audiotext and fax mail features, and require the assistance of a dealer or other trained installer to configure them to the end-user's telephone switch and set up initial greetings, schedules and other subscriber features. In 1992, the Company introduced TeLANophy, its CTI product offering that has redefined business communication. The Company also offers vertical market applications, switch integrations, fax products, replacement hardware and other miscellaneous items. The remaining 17% of the Company's fiscal 1997 revenues was comprised of TeLANophy and the miscellaneous products listed above.

Each of the Company's voice processing products includes the following principal components: an IBM-compatible PC platform; one or more voice processing circuitboards (voice boards), which contain signal processors to compress and digitize voice and detect various tones; and the Company-designed software. The Company has developed software that enables most of its products to be integrated with over 120 different PBX, key system and Centrex telephone switching systems, which the Company believes represent approximately 90% of the installed switches in the United States.

All of the Company's software is written to standard PC hardware and operating system architecture. Repartee and Replay Plus also conform to Audio Messaging Interchange Specification (AMIS) networking standards. Replay and Replay Plus currently operate on the Microsoft DOS operating system, while Repartee runs on IBM's OS/2 operating system. The Company is in the process of developing products to run on the Microsoft Windows NT operating system and is currently designing a native NT application for a new OEM.

Traditional voice processing products:

REPARTEE -- offers the largest call handling capacity of the Company's products, plus additional features such as fax detect and transfer, fax mail (the ability to annotate verbally, collect and store faxes), fax-on-demand (the ability to request that a certain fax be sent to the caller), call screening, e-mail messaging using text-to-speech conversion, multi-office networking and easy message access. Repartee integrates exclusively with the Company's CTI products to provide unified messaging and complete call control capabilities. The Company's Hospitality package is available on the Repartee platform. Repartee includes a computer screen and keyboard that the installer or system manager can utilize to tailor features to subscriber needs.

In March 1996, the Company released the Large System Platform (LSP) which adds enhanced computing power and fault-tolerance to Repartee. With up to 60 ports of capacity for an unlimited number of subscribers, the LSP is advantageous for larger customers.

REPLAY PLUS -- a mid-priced product that offers most of the features available on Repartee. Replay Plus is also a popular platform for the Company's Hospitality package. Replay Plus includes an HTML-based (hypertext markup language) administrative interface which allows for easier localization and customization.

REPLAY -- a simple "plug and play" voice processing product intended for small office settings. Its features are correspondingly reduced, which makes configuration and installation much simpler. Replay does not require a computer screen or keyboard, and most of the installation is performed by the end-user. Replay can be integrated with many telephone switches commonly found in small office settings. The Company's HTML-based interface has been made available in Replay for international customers.

Certain performance and other characteristics of the Company's principal products are set forth in the following table:

-----------------------------------------------------------------------------------------------------
 PRODUCT           CURRENT   MAXIMUM             NUMBER OF      HOURS OF            TYPICAL RETAIL
                   VERSION   SUBSCRIBERS (1)     PORTS (2)      MESSAGE STORAGE     PRICE RANGE (3)
-----------------------------------------------------------------------------------------------------
 Repartee . . . . . 7.4         Unlimited         4 to 60        85 to 585           $12,000-$150,000
 Replay Plus. . . . 6.7         1,000             2 to 16        85                  $ 7,300-$ 18,000
 Replay . . . . . . 2.5/3.0       100             2 to 6         45                   $ 3,500-$ 5,800
-----------------------------------------------------------------------------------------------------

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

CTI products:

TELANOPHY -- a suite of CTI products that includes client software installed at the desktop PC and a voice processing server attached to the LAN. Together, they offer Repartee subscribers: (1) the ability to use a desktop PC on a LAN for real-time control of multiple incoming and outgoing calls with the drag and drop feature of Microsoft Windows, (2) graphical management of voice mail and facsimile messages, and (3) the ability to listen and respond to e-mail remotely. TeLANophy allows the user to utilize the PC mouse and keyboard to perform all the functions normally done on the telephone keypad. ViewCall, ViewCall Plus, ViewMail, ViewMail for Microsoft Messaging, Message Integration for Novell GroupWise, ViewFax, and E-Mail Integration are modules of TeLANophy. Approximately one-half of all Repartee systems sold by the Company during fiscal 1997 included one or more TeLANophy modules.

- VIEWCALL -- a call control module for TeLANophy. With ViewCall the user can see incoming calls on the PC screen and manage multiple calls as they arrive. When Repartee routes a call to an extension, ViewCall instantly displays information about the call on the desktop. ViewCall alerts subscribers with visual and audio cues and opens the call window. Users have the power to take the call, ask the caller to hold, take a message or transfer calls to a different extension. ViewCall's monitor feature allows the user to listen to a voice message as it is being recorded by the caller and if desired, retrieve the call from voice mail. ViewCall does not just display calls; it collects data about the call and identifies callers. With this information, ViewCall can retrieve records from Personal Information Managers (PIMs) and display them on screen automatically before the call is answered.

- VIEWMAIL -- makes voice and fax messages available on a desktop PC. Using a Microsoft Windows interface, ViewMail displays the sender's name, subject and the date and time messages were sent. Messages are managed with a few clicks of ViewMail's easy-to-use buttons, letting the user hear, reply, redirect, archive, delete and leave messages, and, rewind, pause and fast forward them during playback. With a sound device on a multimedia PC, ViewMail allows a user to play and record messages without picking up the telephone.

- VIEWMAIL FOR MICROSOFT MESSAGING (VMM) -- offers Microsoft Exchange and Outlook users all the benefits of true unified messaging. VMM provides one point access for voice, fax and e-mail messages. All messages are stored in one inbox, eliminating the need to check messages in separate applications. A user can save voice and fax messages indefinitely along with e-mail in Exchange and Outlook folders, send voice and fax messages to a an e-mail address (even if the recipient does not have a voice mail system) and download voice and fax messages and work with them off line. VMM also has all the easy-to-use features of ViewMail, making it faster and easier to listen and reply to messages than using touchtones on the telephone.

- MESSAGE INTEGRATION FOR NOVELL GROUPWISE -- offers a universal messaging center where a user can check GroupWise messages (e-mail, schedules, appointments, and tasks) and Repartee voice and fax messages in one mailbox that can be accessed by telephone or desktop PC. Repartee uses the Message Notify/Delivery module to let a user know when new GroupWise messages arrive, as well as to allow the user to send GroupWise messages to the nearest fax machine when out of the office. The Message Reader module reads GroupWise messages in clear, spoken English, enabling the user to listen and respond to these text messages from any touchtone telephone.

- E-MAIL INTEGRATION -- provides 24-hour two-way access to e-mail without a laptop or modem connection. When users check their universal mailbox, the E-Mail Notify/Delivery module includes e-mail with voice and fax messages. Information is provided about each message so they can be quickly prioritized. The software also provides the option of forwarding e-mail to the nearest fax machine. With the E-Mail Reader module, users can listen to any e-mail message using text-to-speech conversion, and then record a reply that is sent as a voice mail message or an e-mail attachment.

- VIEWFAX -- gives a user complete fax handling capabilities. ViewFax also enables the user to redirect faxes to other subscribers, managing inbound and outbound faxes from any networked PC. ViewFax works with the Active Fax module to notify the user, via telephone, when new faxes arrive, and it also works with the ViewMail module to show the status of inbound and outbound faxes. Using Print-to-Fax, ViewFax also integrates with personal database applications, so each user can deliver faxes to any contact or several contacts at once, in just a few seconds right from their desktop.

PHONEMAX -- is the Company's first stand alone CTI software product. It provides the power of TeLANophy's ViewCall Plus on a stand-alone PC without a voice processing system and without a LAN. It can be used in any size business, by any number of people, with a TAPI or TSAPI compliant telephone system. The Company recently announced a new version of PhoneMax with Visual Basic-based scripting capabilities. This gives Active Voice the ability to use PhoneBASIC, an enhanced Visual Basic scripting engine, to link PhoneMax with other desktop applications such as Microsoft Access, Word and Excel. Because PhoneBASIC supports Object Linking and Embedding (OLE) drag-and-drop, OLE automation, and Open Database Connectivity (ODBC), PhoneMax can be configured for virtually any application.

Other Products and Features:

ACTIVE FAX gives users of Repartee and Replay Plus complete fax handling capabilities. It includes fax mail to store incoming faxes electronically and fax-on-demand to let outside callers retrieve documents from a fax library. Taking advantage of its core product technology, the Company has also developed a specialized vertical market application for the lodging and hospitality industry. The Company's HOSPITALITY PACKAGE provides hotel guests with easy, timely and accurate messaging that is available in several multilingual guest conversation modules. It increases the efficiency of the hotel office staff by providing unified messaging and on-screen call management. In the future, the Company may develop similar applications for other vertical markets. Other optional features for the Company's products, such as tape backup, disk redundancy and tool kits, are also offered with Repartee and Replay Plus, and can be configured by dealers according to a particular end-user's application.

The Company does not presently customize its products for dealers or end users, but does perform limited feature customizations as requested by certain OEMs.

Pronexus, Inc.

In January 1997, the Company acquired a majority interest in privately-held Pronexus, Inc., a leading provider of Visual Basic (VB) voice application tools that enable developers to quickly and easily create Windows NT-based, interactive voice response applications. IVR allows people to access, manipulate and process information from computer databases with any touchtone telephone, even while away from the office. An example of IVR is conducting business with the bank by using a touchtone telephone to transfer money from a savings to a checking account, review account balances, or make payment on a credit card. The Company believes its majority ownership of Pronexus will create synergies in distribution channels, sales and marketing, and strategic partnerships and enable the Company to provide additional enhanced features to its product base. In addition, the Company considers the acquisition to be important for its overall strategic plan for long term growth.

SALES AND MARKETING

The Company achieves broad market coverage for its products through a variety of wholesale distribution channels, which the Company believes to be optimal considering the technical knowledge and skill required to sell and install voice processing products. Domestically, the Company distributes its products through a nationwide network of more than 700 independent telephone system dealers, and also through OEM arrangements with various manufacturers of telephone systems and business equipment. While the Company supports its dealers and OEMs with Company personnel, this distribution strategy limits the Company's selling expense overhead by largely avoiding the costs of direct sales, installation and customer support activities. The Company leverages its sales efforts through its affiliation with numerous established dealer, OEM and VAR sales organizations, thereby achieving exposure to the substantial installed customer bases of these organizations. A similar distribution strategy is utilized by the Company for its international sales.

The Company has employees engaged in domestic and international sales, sales management, and dealer and OEM support activities. The Company has sales representatives in Australia, Canada, China,

India, the Netherlands and the United Kingdom and has distribution relationships with dealers, distributors or OEMs in 42 other foreign countries.

The Company's marketing effort is focused on small- to medium-sized businesses, as well as small or local offices of larger companies. In international markets, the Company has been experiencing a demand for larger systems, and therefore has had to expand its marketing and sales efforts to meet these demands. The Company's products are utilized by a broad variety of enterprises in manufacturing, retail, service, health-care, governmental and institutional settings. The Company markets its products principally by attending trade shows and advertising in periodicals oriented toward dealers and end users.

Domestic Dealer Network

The Company's domestic dealer network consists of more than 700 independent telephone system dealers in the United States and Canada. A typical dealer for the Company's products is a small business operator who primarily sells telephone systems to small- and medium-sized businesses and relies upon the Company's products to augment such sales. Most dealers also handle competing voice processing products. The Company attempts to maintain relationships with a large number of dealers and, because of the potential for dealer turnover, considers it advantageous not to become overly dependent upon a few dealers.

The Company believes that the loyalty of its dealers is dependent upon maintaining and enhancing the value inherent in its products and the quality of its dealer support. Dealers are required to attend initial Company-sponsored training sessions on system usage, installation, maintenance and customer support. In addition, the Company provides advanced training on an ongoing basis. Since the company began selling TeLANophy, it has been necessary to augment advanced training for its dealer network. The sale and installation of TeLANophy requires both telephony and computer networking expertise. The greater technical complexity of these products requires a level of PC and LAN technical knowledge and support capability that only a small portion of independent telephone system dealers presently have. The Company maintains a staff of technical and sales support personnel who are available to assist dealers, free of charge. The dealer network is managed by full-time regional and divisional managers, who often accompany dealers on sales calls and are compensated through a commission plan based on quarterly quotas.

Dealers generally purchase turnkey voice processing systems from the Company, but may also purchase voice board-and-software kits that they can combine with PCs of their own selection. Dealers provide installation and post-sale customer service, and often sell maintenance contracts along with the Company's products. Dealers are subject to agreements with the Company covering matters such as payment terms, protection of proprietary rights and nonexclusive sales territories, but these agreements do not restrict the dealer's ability to carry competing products and are terminable by either party on short notice.

Original Equipment Manufacturers (OEMs)

The second major channel of distributing the Company's products is through domestic and international OEMs, also known as strategic partners, who are typically manufacturers of telephone systems, including NEC Corporation and its wholly owned subsidiaries, Siemens Business Communication Systems, Inc., Executone Information Systems, Inc., Comdial Corporation, Tadiran Telecommunications, Ltd., Harris Corporation, Phillips Communication Systems, B.V., Crane Telecommunications, Ltd. and Grupo Delta Delta Telecom. The Company has had long term relationships with a number of these manufacturers, and believes that its OEM relationships enable it to develop up-to-date switch integrations, with broader features for the OEM's switches, to combine strengths in technology, sales and support and to gain early insight into market trends. In addition, by designing its products to take advantage of the unique features of a specific OEM telephone system, the Company is able to further establish its voice processing systems as the product of choice for companies wanting to leverage their existing hardware and software investments.

OEMs generally market the Company's products under their own brand name, with their own literature, and through their own sales and technical support networks. OEM contracts typically have a term of one or more years and provide for volume discounts and initial or minimum sales volumes.

Value-Added Resellers (VARs)

The greater technical complexity of CTI products and the need for both PC and LAN technical knowledge and support capability has made it necessary for the Company to utilize a new channel of distribution for these products. The Company currently has a VAR agreement with Inacom Corporation, a technology management services company. Because VARs offer industry and technical solutions and provide both LAN and software expertise, they have the ability to assist the Company in selling and distributing its products to a new and much broader audience.

International Sales

In the last few years, the Company has increased its focus on international sales and made substantial investments in expanding its penetration in international markets. Although there are several foreign manufacturers of PC-based and proprietary voice processing systems, foreign markets are generally not as competitive as the U.S. market. Competition has increased over the last few years, primarily due to market acceptance and advances being made to change the regulatory requirements and technology barriers that have characterized the international marketplace. As international markets develop, the Company believes that small- to medium-sized businesses will become more familiar with voice processing and its benefits and therefore increase the demand for its products' enhanced features and specialized applications. In addition, the Company considers the current markets in Australia, Asia Pacific, and much of Western Europe to exhibit characteristics similar to the U.S. market, but with penetration in these markets being approximately three to five years behind the domestic market. In these regions, generally only the large organizations have installed voice processing systems, but product inquiries by potential customers and distributors continue to increase. Although the Company believes that smaller enterprises in most developed countries have the same needs for improved telecommunications as in the U.S., it is difficult to predict the rate and extent of demand for voice processing products in these markets. The Company, however, believes that alliances with local entities familiar with local telephone systems and local business conditions, as well as hiring local employees, are important to successful penetration of most foreign markets.

Sales of voice processing products in foreign countries often require additional configuration to adapt to local telephone systems or signal standards. Conversion to foreign language and local conversation patterns has historically been performed by the local dealer, distributor or OEM. However, in the last few years, the Company has increased its research and development efforts to localize its core products. The Company's products are currently available in six system-wide languages and nine hotel guest conversation-only languages (available in the Company's Hospitality package). Foreign sales also frequently require governmental approvals of part or all of the voice processing system, typically relative to electrical safety and compatibility with the Public Telephone Network, and local telephone systems and equipment. To date, component approvals have been obtained primarily by the voice board manufacturer.

Product Support

The Company's dealers and OEM customers are primarily responsible for supporting end users who purchase one of the Company's products. The Company does, however, provide a substantial amount of technical support to its dealers and OEM customers, at no additional cost to them. The Company maintains a technical support staff, devoted to dealer and OEM support. Technical support is available on a toll-free basis 12 hours per day on weekdays and emergency support is available on weekends and holidays. The Company also provides a limited warranty on elements of its products, permitting product returns, without charge, if within 30 days. Although the Company does not offer maintenance contracts for its systems, dealers often independently sell maintenance contracts to end users.

PRODUCT DEVELOPMENT

The Company believes that it has numerous product development opportunities, which it intends to pursue principally through the development of new software products and enhancements to its existing products, with very little effort or expense devoted to hardware development or modification. The Company considers its current products to be competitive with products offered by others in its industry segment. Nonetheless, it is convinced that it must continue to make substantial expenditures on research and development in order to maintain its competitive position. The Company has not to date capitalized any of its software development costs.

The Company's product development efforts are performed by three engineering groups. The Enterprise/Server Products group, which has recently merged with the Desktop/Client Products group because of the inter-related focus on client/server development, responds to the needs of the high end product offering, Repartee and TeLANophy, as well as switch integrations and vertical market applications. The Small Business Systems group works on solutions for that segment, specifically Replay and Replay Plus. The Advanced Products and Technology group focuses on the development of new products and features that the Company believes will be important on a three to five year horizon.

Voice processing systems are often considered "mission critical" to an end-user's business. The importance of incoming business calls, coupled with the real-time nature of voice processing functions, makes system reliability an important competitive requirement. A separate staff of engineers is devoted to product testing and quality assurance. To date, the Company has not experienced any significant post-release errors or bugs in its products, but there can be no assurance that such problems will be avoided in the future, particularly as its products become more complex and sophisticated.

MANUFACTURING

The Company's product strategy emphasizes the development of software as opposed to hardware, and the use of standard PC-related hardware components in its products, in part to limit its manufacturing activity. The Company's manufacturing operations consist primarily of final assembly and quality-control testing of materials, subassemblies and systems. The Company does not manufacture or perform significant modifications on any hardware components, and is therefore dependent upon third-party manufacturers or vendors of certain critical hardware components such as PCs and voice boards.

The Company's products incorporate a number of commercially available application cards, fax boards, voice boards and other circuitboards that enable integrations with certain telephone switches. Voice boards are available in quantity from very few domestic suppliers. Until recently, the Company's products have incorporated only voice boards manufactured by Dialogic Corporation, primarily because of the cost and effort required to develop telephone switch integrations for an alternate voice board. Although Dialogic Corporation has been a reliable and timely source of voice boards, for strategic reasons the Company has begun offering products that incorporate voice boards manufactured by Bicom, Inc., an alternate supplier.

COMPETITION

The voice processing industry, specifically the segment that supplies voice processing systems to small- and medium-sized businesses and offices, is highly competitive, and the Company believes that the competitive pressures it faces will continue to intensify. The Company has, however, been successful in this competitive environment in the past, ranking third behind only Lucent Technologies and Northern Telecom in total domestic voice messaging systems shipped in 1996, according to industry statistics.

The segment of the industry that supplies voice processing systems to small- and medium-sized businesses and offices has endured intense price competition and pressure on margins in the past few years. This industry segment has also experienced several new market entrants and consolidations of smaller competitors into larger entities. The Company anticipates intensified competition from larger companies having substantially greater technical, financial and marketing resources than the Company, as well as larger customer bases and greater name recognition than the Company. In the domestic dealer channel of distribution, product pricing, system features, ease of use and installation, technical and sales support, and product reliability are the primary bases of competition. Voice processing system manufacturers compete intensely for the loyalties and attention of these independent telephone system dealers. In the OEM channel, product pricing is important but other factors such as product quality and reliability, ease of use and OEM support are also significant competitive factors.

As the Company's products evolve to further integrate telephones with PCs, the Company anticipates that it will encounter a broader variety of competitors, including new entrants from related computer and communications industries, and added competition as it seeks to augment its distribution network to include more dealers with PC and LAN expertise. The Company's principal competitors, at present, fall into two main categories: telephone equipment manufacturers and independent voice processing system manufacturers. The telephone equipment manufacturers offer their voice processing products, or a private label OEM system not produced by the Company (for example Lucent Technologies, Northern Telecom Limited, Fujitsu Business Communications and Toshiba America Information Systems, Inc.), and sell the systems along with their PBXs. Telephone equipment manufactures have the benefit of the large installed-base of their own switches, and by doing this, they have been able to increase competition by lowering prices while providing a single source for companies to secure both their voice processing and telephone systems needs. Independent voice processing system manufactures whose products integrate with multi-telephone systems and either are based on proprietary hardware (for example: Centigram Communications Corporation, Comverse Technology, Inc. and Octel Communications Corporation), or are PC-based, (like the Company and Applied Voice Technology, Inc.), also compete directly with the Company. The Company believes that it competes successfully in the industry because of its rich product features and ease of use, dynamic system applications and capabilities, including leading edge CTI applications, as well as its strong dealer and OEM networks and large investments in research and development.

The same principal competitors are encountered in all the Company's distribution channels. The Company's OEM customers compete with the Company's dealer network for sales to certain customers. The Company's voice processing systems also compete indirectly with voice processing services offered by independent service bureaus and other companies. Such services are offered by most Regional Bell Operating Companies (RBOCs), which could also become significant direct competitors if certain existing judicial restrictions on their business activities were to be relaxed. The Company does not presently have dealer or OEM relationships with any RBOCs.

PROPRIETARY RIGHTS

The Company currently holds nine patents (one in Canada), expiring on dates ranging from 2008 to 2016 relating to: (1) detection of telephone signaling tones; (2) detection of stutter tones for CO-based voice mail (this patent has also been issued in Canada); (3) a method and apparatus for processing a live incoming call in a communications system (this covers two patents, one for the ability to select a greeting that is played to the caller, and the other for call forwarding capabilities); (4) a configurable telephone interface for electronic devices; (5) a method for displaying call notification and allowing choice of greetings to send to a caller; (6) a method for displaying visual voice mail features and permitting playback of a voice mail message on a PC sound device; and (7) a method and apparatus for monitoring a caller's name while using a telephone. In general, however, the Company has limited patent protection for its products and believes that patents generally will not impose significant barriers to entry into the Company's market, especially by companies with established technical capabilities and market positions in related technologies. While the Company's success will depend in part upon its ability to protect its technology, the Company believes that technological expertise, innovation and product value are more critical to its success. The Company has copyrights on elements of its products, and also attempts to protect its software through a trade secrets program that involves, among other things, using various forms of copy protection in its systems and obtaining confidentiality agreements. The Company cannot guarantee that its efforts to protect its intellectual property will be effective to prevent misappropriation, reverse engineering or independent development by competitors.

The Company has recently initiated actions to enforce certain patent rights against third parties. To date, the Company has obtained three non-exclusive, non-transferable licenses under its stutter detect patent. The Company does not believe that the licenses it obtains will have a material effect on its financial condition; nevertheless it is important to protect its intellectual property and assert its position in the highly competitive market.

In the course of its product development efforts, the Company periodically identifies certain technologies owned by third parties that either would be useful to incorporate in its products or are necessary in order to remain competitive in light of industry trends. In these cases, the Company has in the past sought to obtain licenses of such third-party technologies. The Company expects that it will continue to find it desirable or necessary to obtain additional technology licenses from third parties, but there can be no assurance that any particular license will be available at all, or on acceptable terms, at any future time.

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

Active Voice, Repartee, Replay, TeLANophy, ViewMail, ViewCall, PhoneMax PhoneBasic and Resource are registered trademarks, and Replay Plus, ViewCall Plus, ViewFax, E-Mail Reader, and ActiveNet are trademarks of Active Voice. All other trademarks used herein are the property of their respective owners. The names of the Company and its products are also protected or sought to be protected to varying degrees by filings in various foreign countries.

EMPLOYEES

At March 31, 1997, the Company had 221 full-time employees, including 24 in finance and administration, 20 in manufacturing, 70 in engineering, product development, and quality assurance, and 107 in sales, marketing and technical support, as well as 26 part-time employees. Company employees enter into agreements containing confidentiality restrictions, as well as provisions relative to non-competition during employment with the Company and for six months after termination. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.

At March 31, 1997, Pronexus, Inc. had 18 full-time employees, including 1 in finance, 1 in manufacturing, 9 in engineering and product development, 7 in sales, marketing and technical support, 1 part-time employee, as well as 3 contractors.

ITEM 2: PROPERTIES

The Company's headquarters and administrative, engineering, manufacturing and marketing operations are located in leased space in Seattle, Washington under a lease expiring in July 2009. Sales offices in Australia and the United Kingdom are located in leased facilities under leases expiring in August 1997 and September 2000, respectively. The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are elected annually at the meeting of the Board of Directors held in conjunction with the annual meeting of stockholders. The following are the current executive officers of the Company:

 NAME                        AGE  POSITION
--------------------------------------------------------------------------------
 Robert L. Richmond          46   Chief Executive Officer and
                                  Chairman of the Board
 Frank J. Costa              43   Chief Operating Officer and President
 Robert C. Greco             42   Chief Technology Officer,
                                  Secretary, Treasurer and Director
 Jose S. David               40   Chief Financial Officer
 Edward F. Masters           38   Vice President - Product Development
 Douglass S. Anderson        47   Vice President - Sales and Marketing
--------------------------------------------------------------------------------

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

Frank J. Costa joined the Company in December 1996 as Chief Operating Officer and President. Prior to joining Active Voice, Mr. Costa was the President and Chief Executive Officer of his own consulting firm, Concept One, Inc. Mr. Costa has also served as the General Manager and Product Group Vice President of Mentor Graphics Corporation. Mr. Costa has a Bachelor of Science degree in Electrical Engineering from Massachusetts Institute of Technology and a Masters of Business Administration in Finance, Business Policy and International Business from the University of Chicago.

Robert C. Greco, a co-founder of the Company, has been a director of the Company since its inception in 1983 and was named Chief Technology Officer in December 1996. From 1983 to 1996, Mr. Greco served as Vice President - Product Development of the Company. From 1977 to 1983, Mr. Greco worked as an independent software consultant for such firms as The Boeing Company, Scandinavian Airlines System (Denmark) and General Electric Company. Mr. Greco holds a Bachelor of Arts, Mathematics, from City University of New York , and a Masters of Science, General Systems Science, from the State University of New York. Mr. Greco was a director of the Washington Software Association from 1992 to 1994.

Jose S. David joined the Company in 1989 as Controller and Manager of Operations and was named Chief Financial Officer in July 1992. From 1984 to 1989, Mr. David was Manager of Finance for Wang Laboratories, Inc., a computer manufacturer. Prior to that, he was employed by Price Waterhouse, an independent public accounting firm. Mr. David is a Certified Public Accountant and holds a Bachelor of Arts in Business Administration, Accounting, from the University of Washington.

Edward F. Masters joined the Company in 1991 as Manager of Customer
Engineering and was appointed Vice President--Product Development in December 1996. Prior to that, he served as a Product Marketing Engineer at TeleCalc and a Project Engineer at Flow Systems. Mr. Masters holds a Bachelor of Science in Industrial Technology from Western Washington University and a Masters of Business Administration from Seattle University.

Douglass S. Anderson joined the Company in 1989 as National Sales Manager and was appointed Vice President--Sales and Marketing in July 1995. Mr. Anderson was Vice President--Sales and Marketing at Automation Electronics Corporation between 1986 and 1989. Prior to that, he served as Western Regional Sales Manager for Code-A-Phone. Mr. Anderson holds a Bachelor of Science in Marketing from the University of Southern California and a Master of Business Administration from Arizona State University.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY FINANCIAL DATA AND MARKET INFORMATION (UNAUDITED)



                                            First       Second        Third       Fourth
Year ended March 31, 1997                 Quarter      Quarter      Quarter      Quarter
------------------------------------------------------------------------------------------------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales                                 $11,113      $12,123      $13,355      $12,924
Gross profit                                6,658        7,103        7,693        7,326
Research and development expense            1,559        1,650        1,743        1,805
Sales and marketing expense                 3,113        3,168        3,289        3,731
General and administrative expense          1,050        1,130        1,159        1,045
Non-recurring charge for purchased,
  in-process research and development
  related to the Pronexus acquisition                                              1,769
Operating income (loss)                       937        1,155        1,501       (1,024)
Net income (loss)                             771          912        1,159       (1,091)
Net income (loss) per common share       $   0.17     $   0.20     $   0.25     $  (0.24)
Shares used in per share calculations       4,628        4,620        4,643        4,602

Stock price range
  High                                   $  16.50     $  13.75     $  15.00     $  15.63
  Low                                    $  10.63     $   9.50     $  11.00     $  10.00

                                            First       Second        Third      Fourth
Year ended March 31, 1996                 Quarter      Quarter      Quarter     Quarter
------------------------------------------------------------------------------------------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales                                 $10,407      $11,292      $12,437      $11,002
Gross profit                                6,606        7,221        7,714        6,579
Research and development expense            1,232        1,322        1,462        1,690
Sales and marketing expense                 2,486        2,720        3,094        3,191
General and administrative expense            957        1,127        1,093          875
Operating income                            1,931        2,053        2,066          821
Net income                                  1,428        1,522        1,543          669
Net income per common share               $  0.31      $  0.33      $  0.33      $  0.14
Shares used in per share calculations       4,629        4,654        4,652        4,639

Stock price range
  High                                   $  29.50     $  33.00     $  30.50     $  28.50
  Low                                    $  24.50     $  25.75     $  24.25     $  11.00


--------------------------------------------------------------------------------
The stock price range reflects the range of trading prices for each period, as reported by the Nasdaq Stock Market. The Company has not paid cash dividends on its Common Stock. At present, the Company intends to retain earnings for the expansion of its business and does not anticipate declaring a cash dividend in the near future. As of March 31, 1997, there were approximately 100 stockholders of record and approximately 3,000 beneficial owners of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

 YEAR ENDED MARCH 31,                     1997 (1)       1996         1995         1994         1993
--------------------------------------------------------------------------------------------------------
                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
 STATEMENT OF INCOME DATA
 Net sales                                $49,515      $45,138      $36,950      $28,121      $18,548
 Operating income                           2,569        6,871        6,845        4,984        2,187
 Net income                                 1,751        5,162        5,110        3,579        1,587
 Net income per common share              $  0.38      $  1.11      $  1.11      $  0.88      $  0.42
 Average number of common and dilutive
 common equivalent shares outstanding       4,623        4,644        4,603       4,062         3,778

 BALANCE SHEET DATA
 Working capital                          $22,489      $20,912      $12,147      $10,409     $  6,220
 Total assets                              38,941       37,400       28,698       25,411       10,768
 Total debt                                     0            0            0            0            0
 Series A Convertible preferred stock           0            0            0            0        3,965
 Total stockholders' equity               $34,084      $31,797      $25,450      $20,944     $  3,404
--------------------------------------------------------------------------------------------------------

 (1) Includes the impact of a $1,769,000 non-recurring charge for purchased, in-process research and development in connection with the acquisition of a majority interest in Pronexus, Inc. which reduced earnings per share by $0.38.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Active Voice Corporation (the Company) is a leading manufacturer of PC-based voice processing systems and CTI products. The Company's products are sold worldwide through a network of independent telecommunications dealers and computer resellers. The Company markets three principal products: Repartee, Replay Plus and Replay. Repartee, the Company's flagship and most feature-rich product, offers the largest call handling capacity. In addition, Repartee serves as the base for TeLANophy, a suite of the Company's CTI modules which provides complete call management and unified messaging capabilities. Replay Plus, the Company's mid-priced product, offers most of the voice processing features found in Repartee with the exception of the CTI functionality. The Company's Replay product provides basic voice processing features at a price point attractive to the small business market.

Certain statements in this report (for example, statements using the expressions, "the Company believes" or "the Company anticipates" and other similar statements) contain "forward looking" information (as defined in the Private Securities Litigation Reform Act of 1995) involving risks and uncertainties, including without limitation, projections for sales and expenditures, and various business environment and trend projections. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks discussed in documents filed by the Company with the Securities and Exchange Commission. Investors are encouraged to consider the risks detailed in those filings. The Company assumes no obligation to release publicly any changes to these "forward looking statements" that may arise from the development of unanticipated events or circumstances that occur after the date of the original projection. (Refer to the section entitled "Factors Affecting Future Operating Results" for a further discussion on some of the involved risks and uncertainties.)

Results of Operations

NET SALES
--------------------------------------------------------------------------------
                   1997         Change       1996         Change       1995
--------------------------------------------------------------------------------
(Dollars in thousands)

Net sales          $49,515      9.7%         $45,138      22.2%        $36,950
--------------------------------------------------------------------------------

Fiscal 1997 Compared to Fiscal 1996

Net sales to the Company's domestic dealer network during the year ended March 31, 1997 were essentially unchanged from the previous year. Net sales to the domestic dealer network represented 67.4% and 73.3% of total net sales in the years ended March 31, 1997 and 1996, respectively. Increases of approximately 30% in unit sales of both the Repartee and Replay product lines were offset by an approximate 10% decrease in unit sales of Replay Plus, which contributes the largest percentage of the Company's total net sales. A majority of the decrease in unit sales of Replay Plus is attributable to a large one-time sale (refer to "Gross Profit--Fiscal 1996 compared to Fiscal 1995") to a new customer in the prior fiscal year and the absence of such a sale in the current year. During the year ended March 31, 1997, the Company added approximately 260 new dealers to its domestic distribution channel with essentially no growth in sales personnel, thus leveraging its domestic sales force.

Net sales to original equipment manufacturers (OEMs) increased by 46.4% during the year ended March 31, 1997. Net sales to OEM customers represented 16.7% of total net sales for the year ended March 31, 1997, compared to 12.5% of total net sales for the year ended March 31, 1996. The aggregate increase in net sales in the OEM channel was principally attributable to approximately 315% and 280% increases in unit sales of Replay and Replay Plus, respectively, due to the successful introduction of new products for OEM customers. The increases in unit sales of Replay and Replay Plus were partially offset by a decline in unit sales of Repartee kits, primarily to a single customer (refer to "Fiscal 1996 compared to Fiscal 1995"). During December 1996, the Company announced an agreement with Tadiran Telecommunications, Ltd. to integrate the Repartee voice processing system with Tadiran's Coral telephone systems. The agreement also provides for Tadiran to market TeLANophy. In January 1997, Active Voice announced a joint development agreement with Executone Information Systems, Inc. to integrate Active Voice products with Executone's Integrated Digital System and future Executone telephony products. An agreement also provides for Executone to distribute Repartee and TeLANophy unified messaging products. In March 1997, the Company announced the formation of a strategic relationship with Siemens Business Communication Systems, Inc. to jointly develop multimedia messaging solutions for Siemens' highly integrated global communications platform. The jointly developed Windows NT-based multimedia messaging platform will be distributed worldwide exclusively by Siemens. As of March 31, 1997, the Company had six domestic OEM relationships. The largest OEM customer accounted for approximately 48% of total OEM sales, and approximately 8% of total Company sales during fiscal 1997.

Net sales to international customers increased by 23.2% during the year ended March 31, 1997, reflecting increased penetration of international voice mail markets. International sales represented 16.0% of total net sales for the year ended March 31, 1997, compared to 14.2% of total net sales for the prior year. All product lines experienced growth in the international sales channel in both units and net sales over the prior fiscal year. The Company attributes the increased unit sales to well received product localization and continued strength in the Australia and United Kingdom markets. Beyond the usual risks associated with foreign sales (currency fluctuations and restrictions; export-import regulations; customs matters; foreign collection problems; and military, political and transportation risks), the Company's international sales involve additional governmental regulation, product adaptations to local languages and switching systems, and uncertainties arising from local business practices and cultural considerations.

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

GROSS PROFIT
--------------------------------------------------------------------------------
                        1997        Change      1996        Change      1995
--------------------------------------------------------------------------------
(Dollars in thousands)
Gross profit            $28,780      2.3%       $28,120     17.1%       $24,011
Percentage of
  net sales              58.1%                   62.3%                   65.0%
--------------------------------------------------------------------------------

The Company's gross margin varies in part depending upon the mix of higher-margin voice board-and-software kit sales (offered in all sales channels) and software-only sales (available only to OEM customers) as opposed to turnkey system sales (which include the cost of a PC and other related hardware). The proportion of sales contributed from each distribution channel also affects the overall gross margin, as international sales have historically had higher gross margins than sales to the other distribution channels.

Fiscal 1997 Compared to Fiscal 1996

The decline in gross margin between fiscal 1997 and 1996 was due to the continued shift in the product sales mix toward the lower margin Replay product line, particularly in the OEM sales channel. A 25% price reduction on Replay implemented during the third quarter of fiscal 1996 contributed to the shift in sales mix and reduced the gross margin on Replay units, as did the success of Replay products released for two of the Company's newer OEM customers. Lower unit sales of Repartee kits in the OEM channel, primarily to a single OEM customer also contributed to the decline in gross margin. The decline in gross margin was partially offset by an increase in the percentage of net sales to the higher margin international sales channel and increased sales of high margin TeLANophy and fax-related software.

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

RESEARCH AND DEVELOPMENT
--------------------------------------------------------------------------------
                        1997        Change      1996        Change      1995
--------------------------------------------------------------------------------
(Dollars in thousands)

Research and
  development           $6,757      18.4%       $5,706      30.8%       $4,363
Percentage of
  net sales              13.6%                   12.6%                   11.8%
--------------------------------------------------------------------------------

Fiscal 1997 Compared to Fiscal 1996

The increase in research and development expenses was primarily attributable to increased use of project-based contract development resources and increases in engineering and development personnel. The increase in contract development staff and engineering personnel was attributable to the Company's continuing effort to localize products for new international markets, as well as customization of products for new OEM customers and strategic partners and new product development, particularly CTI-related products.

During 1997, the Company made several significant product announcements including the introduction of Message Integration for the Novell GroupWise client/server e-mail system, ViewMail for Microsoft Exchange and multilingual TeLANophy products for the desktop. The Company also completed development and began shipping the industry's first commercially available voice processing systems with an HTML-based (hypertext markup language) interface. The new Replay
3.0 and Replay Plus 6.7 graphical HTML interfaces enable system managers to administer voice mail using Microsoft Explorer or Netscape Navigator web browsers. The HTML interface also greatly simplifies product localization for global markets.

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

SALES AND MARKETING
--------------------------------------------------------------------------------
                        1997        Change      1996        Change      1995
--------------------------------------------------------------------------------
(Dollars in thousands)
Sales and
  marketing             $13,301     15.8%       $11,491     25.7%       $9,142
Percentage of
  net sales               26.9%                   25.5%                  24.7%
--------------------------------------------------------------------------------

Fiscal 1997 Compared to Fiscal 1996

The increase in sales and marketing expense for the year ended March 31, 1997 from the prior year was attributable to increased compensation-related expenses associated with growth in sales and marketing personnel and increased commission expense due to higher sales levels. The increase in sales and marketing personnel primarily reflected additions to the Company's international sales force, and to a lesser extent, additional product support representatives. Increased promotional costs, including promotional literature, trade show attendance and related travel costs, regional marketing presentations, and a targeted incentive program for customer sales representatives, also contributed to the increase in sales and marketing expenses.

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

GENERAL AND ADMINISTRATIVE
--------------------------------------------------------------------------------
                        1997        Change      1996        Change      1995
--------------------------------------------------------------------------------
(Dollars in thousands)

General and
  administrative        $4,384      8.2%        $4,052      10.7%       $3,661
Percentage of
  net sales               8.9%                    9.0%                    9.9%
--------------------------------------------------------------------------------

Fiscal 1997 Compared to Fiscal 1996

The increase in general and administrative expenses during the year ended March 31, 1997 was attributable to higher compensation-related expenses due to an approximate 10% increase in administrative personnel and due to increased usage of temporary staffing and consulting services. General and administrative expenses, being relatively fixed in nature, decreased as a percentage of net sales due to the Company's ability to leverage these costs over a growing revenue base.

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

NON-RECURRING CHARGE FOR PURCHASED, IN-PROCESS RESEARCH AND DEVELOPMENT

During January 1997, the Company recognized a non-recurring charge of $1.8 million for purchased, in-process research and development as a result of the acquisition of a majority interest in Pronexus, Inc. See Note 11 of Notes to Consolidated Financial Statements.

INTEREST INCOME
--------------------------------------------------------------------------------
                        1997        Change      1996        Change      1995
--------------------------------------------------------------------------------
(Dollars in thousands)

Interest income         $745        6.3%        $701        31.3%       $534
--------------------------------------------------------------------------------

Fiscal 1997 Compared to Fiscal 1996

Interest income increased during fiscal 1997 primarily due to higher average cash and marketable securities balances during the year and to a lesser extent, higher average yields earned on investments due to increasing market interest rates. Average cash and marketable securities balances declined in the fourth quarter, primarily as a result of the Pronexus acquisition.

Fiscal 1996 Compared to Fiscal 1995

Interest income increased during fiscal 1996 primarily due to higher average cash and marketable securities balances and to a lesser extent, higher average yields earned on investments. The increase in cash and marketable securities balances was due to positive cash flow generated from operations.

INCOME TAX PROVISION
--------------------------------------------------------------------------------
                        1997        Change      1996        Change      1995
--------------------------------------------------------------------------------
(Dollars in thousands)

Income tax
  provision             $1,587      (34.1%)     $2,410      6.2%        $2,269
Effective tax rate       47.9%                   31.8%                   30.8%
--------------------------------------------------------------------------------

Variations in the customary relationship between the income tax provision and the statutory income tax rate of 34% result from certain nondeductible expenses, tax exempt investment income, research and development tax credits, and the benefit provided by the Company's foreign sales corporation. The Company expects the effective tax rate to fluctuate in the future due to the impact of changing research and development tax credits, tax exempt interest income, and foreign sales corporation benefits as a percentage of taxable income. In addition, the Company anticipates that its operations may fall under the jurisdiction of additional taxing authorities as its operations continue to expand into new geographical areas.

Fiscal 1997 Compared to Fiscal 1996

The Company's effective tax rate for fiscal 1997 increased to 47.9% from 31.8% in fiscal 1996. The increase in the effective tax rate was primarily attributable to the non-recurring charge for purchased, in-process research and development associated with the Pronexus transaction, which is not deductible for income tax purposes. The effect of the non-recurring charge was partially offset by increases in non-taxable income and research credits as a percentage of taxable income.

Fiscal 1996 Compared to Fiscal 1995

The Company's effective tax rate for fiscal 1996 increased to 31.8% from 30.8% in fiscal 1995. The increase in the effective tax rate was primarily attributable to the expiration of the research and development tax credit in June 1995, partially offset by increased tax exempt income from municipal securities.

NET INCOME AND NET INCOME PER COMMON SHARE
--------------------------------------------------------------------------------
                        1997        Change      1996        Change      1995
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

Net income              $1,751      (66.1%)     $5,162      1.0%        $5,110
Percentage of
  net sales               3.5%                   11.4%                   13.8%
Net income per
  common share           $0.38      (65.8%)      $1.11      0.0%         $1.11
--------------------------------------------------------------------------------

Fiscal 1997 Compared to Fiscal 1996

The decreases in net income and net income per common share for the year ended March 31, 1997 compared to the prior year were primarily attributable to a decline in gross margin to 58.1% in 1997 from 62.3% in 1996 and the non-recurring charge for purchased, in-process research and development associated with the Pronexus aquisition, as discussed above. In addition, operating expenses as a percent of net sales (excluding the non-recurring charge) increased to 49.4% of net sales compared to 47.1% of net sales in the prior fiscal year. The average number of common and common equivalent shares outstanding during the two periods were comparable.

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

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities decreased to $15.3 million, or 39.3% of total assets, at March 31, 1997 from $19.1 million, or 51.0% of total assets, at March 31, 1996. Approximately one-half of the decrease in cash and marketable security balances was attributable to the $1.9 million paid in conjunction with the Pronexus transaction. The Company had net working capital of $22.5 million at March 31, 1997.

Accounts receivable, net of allowances, increased to $10.4 million at March 31, 1997 from $8.6 million at March 31, 1996, due to higher sales levels and an approximate increase of 15% in days sales outstanding. Inventory levels increased to $7.0 million at March 31, 1997 from $5.5 million at March 31, 1996 to meet the increasing raw material stocking requirements due to a growing sales base and an increased number of available hardware platform options.

The Company made $1.3 million in capital expenditures during fiscal 1997, compared to $1.1 million during fiscal 1996. The majority of the capital expenditures during fiscal 1997 consisted of computer equipment and related hardware for new employees, and expansion of the Company's research laboratories. The Company currently has no specific commitments with respect to additional capital expenditures during fiscal 1998, but expects to spend an aggregate of approximately $1.5 million for the year.

On March 18, 1997, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's common stock. The shares are to be repurchased in the open market.

The Company believes that ongoing maturity of securities in its investment portfolio together with cash flow from operations, will provide sufficient working capital for use in operations for at least the next year.

Factors Affecting Future Operating Results

Certain statements contained herein are dependent upon numerous factors, circumstances and contingencies. The following factors, while not all inclusive, could cause actual results to differ materially from historical results or those anticipated:

- Competitive pressure from new entrants to the CTI market, including large software companies and telephone switch manufacturers with greater resources, could adversely affect the Company's business.

- Increasing price competition in the Company's marketplace could influence the timing and amount of change in the

    Company's prices to its customers, and therefore significantly influence the Company's operating position.

- If the Company experiences delays in shipments (whether it is due to delays from customers or as a result of the timing of new product introductions by the Company) in a given quarter, or if new order bookings do not meet anticipated levels, substantial fluctuations in operating results will occur. Frequently, these developments may not become apparent to the Company until near or at the end of the quarter. In addition, changes in the product and channel mix, and the timing of customer orders, will continue to affect the variability of quarterly results of operations in future quarters.

- Gross margins may continue to decline as a result of price competition and may either increase or decrease as a result of further shifts in product mix depending upon the percentage of net sales contributed by software only sales in comparison to turnkey system sales.

- Dependence on continued sales to significant customers could have a significant impact on the Company's operations as there is no assurance that any particular customer will continue to purchase similar volumes of the Company's products.

- Risks associated with the Company's movement into the larger end-user market, such as product acceptance and demand and failure to attract sufficient market share, could affect the Company's future performance.

- Introduction of new products by the Company or its competitors and the extent of their success or failure could produce significant fluctuations in market demand for the Company's products.

- The extent and timing of new product development and the need or desire to modify existing products may cause notable increases in research and development spending.

- Growth strategies involving acquisitions and strategic relationships may encounter legal and/or unforeseeable delays beyond the Company's control.

- Risks associated with foreign operations such as gains and losses on the conversion of foreign currencies to U.S. dollars may significantly affect the company's operating results.

- Increasing international sales may require notable increases in development spending associated with localization of products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               ACTIVE VOICE CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME

                 (In thousands, except shares and per share amounts)


                                                                  Year Ended March 31,
                                                    -------------------------------------------
                                                            1997           1996           1995
-------------------------------------------------------------------------------------------------

Net sales                                                $49,515        $45,138        $36,950
Cost of goods sold                                        20,735         17,018         12,939
-------------------------------------------------------------------------------------------------
Gross profit                                              28,780         28,120         24,011

Operating expenses:
    Research and development                               6,757          5,706          4,363
    Sales and marketing                                   13,301         11,491          9,142
    General and administrative                             4,384          4,052          3,661
    Non-recurring charge for purchased, in-process
      research and development                             1,769
-------------------------------------------------------------------------------------------------
    Total operating expenses                              26,211         21,249         17,166
-------------------------------------------------------------------------------------------------
Operating income                                           2,569          6,871          6,845

Interest income                                              745            701            534
-------------------------------------------------------------------------------------------------
Income before income taxes and
    minority interest                                      3,314          7,572          7,378

Income tax provision                                      (1,587)        (2,410)        (2,269)
Minority interest in loss of
    consolidated subsidiary                                   24
-------------------------------------------------------------------------------------------------

Net income                                              $  1,751       $  5,162       $  5,110
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

Net income per common share                                $0.38          $1.11          $1.11
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

Average number of common and
    dilutive common equivalent shares
    outstanding                                        4,623,140      4,643,744      4,603,461
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                               ACTIVE VOICE CORPORATION

                             CONSOLIDATED BALANCE SHEETS

                            (In thousands, except shares)


                                                                                March 31,
                                                                        -------------------------
                                                                           1997           1996
-------------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                          $  1,542       $  3,390
    Marketable securities                                                 6,223          7,217
    Accounts receivable, less allowances of $1,670
     ($1,365 in 1996)                                                    10,410          8,628
    Inventories                                                           7,009          5,483
    Deferred tax asset                                                    1,008          1,023
    Prepaid expenses and other assets                                     1,258            774
-------------------------------------------------------------------------------------------------
    Total current assets                                                 27,450         26,515

Marketable securities                                                     7,531          8,462
Furniture and equipment, net                                              2,408          2,094
Other assets                                                              1,552            329
-------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                        $38,941        $37,400
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                   $  2,342       $  2,138
    Accrued compensation and benefits                                     1,682          1,872
    Other accrued expenses                                                  933            762
    Income taxes payable                                                      4            831
-------------------------------------------------------------------------------------------------
    Total current liabilities                                             4,961          5,603

Commitments

Minority interest                                                          (104)

Stockholders' equity:
    Preferred stock, no par value:
      Authorized shares - 2 million - none outstanding
    Common stock, no par value:
      Authorized shares - 10 million
      Issued shares, including repurchased shares - 4,976,933            17,003         16,791
    Retained earnings                                                    19,026         17,319
    Unrealized gain (loss) on marketable securities                           3            (16)
    Accumulated translation adjustments                                       4
    Less 358,859 repurchased shares (421,988 in 1996), at cost           (1,952)        (2,297)
-------------------------------------------------------------------------------------------------
Total stockholders' equity                                               34,084         31,797
-------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $38,941        $37,400
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                               ACTIVE VOICE CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (In thousands)


                                                                                 Year Ended March 31,
                                                                     ------------------------------------------
                                                                           1997           1996           1995
----------------------------------------------------------------------------------------------------------------

Operating activities
Net income                                                               $1,751         $5,162         $5,110
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                            966            897            748
    Provisions for accounts receivable                                      305            431            209
    Deferred income taxes                                                     5           (476)           145
    Loss on disposal of equipment                                            39             46             33
    Minority interest in loss of consolidated subsidiary                    (24)
    Non-recurring charge for purchased, in-process
         research and development                                         1,769
    Changes in operating assets and liabilities:
         Increase in accounts receivable                                 (2,087)        (2,598)        (2,321)
         Increase in inventories                                         (1,526)        (2,052)          (233)
         Decrease (increase) in prepaid expenses
              and other assets                                           (1,643)            86           (735)
         Increase (decrease) in accounts payable                            204            928           (373)
         Increase (decrease) in other liabilities                          (715)         1,963            191
----------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities               (956)         4,387          2,774

Investing activities
Purchases of marketable securities                                       (5,072)        (4,583)        (7,350)
Proceeds from sales of marketable securities                              7,026          3,521          7,077
Acquisition of business                                                  (1,941)
Purchases of furniture and equipment                                     (1,295)        (1,130)        (1,408)
----------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                           (1,282)        (2,192)        (1,681)

Financing activities
Proceeds from employee stock option and stock purchase plans                382            566            617
Repurchase of common stock                                                                 (21)        (2,138)
----------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                382            545         (1,521)
----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                  8
Increase (decrease) in cash and cash equivalents                         (1,848)         2,740           (428)
Cash and cash equivalents at beginning of year                            3,390            650          1,078
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                 $1,542         $3,390         $  650
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

                               ACTIVE VOICE CORPORATION

                   CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                            (In thousands, except shares)


                                            Common Stock                    Unrealized
                                       -----------------------            Gain (Loss) on  Accumulated                  Total
                                        Net Shares               Retained    Marketable    Translation  Repurchased  Stockholders'
                                        Outstanding    Amount    Earnings    Securities    Adjustments     Shares       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 1, 1994                 4,417,983    $15,045   $  8,899                                  $(3,000)        $20,944
  Issuance of shares upon exercise of
     stock options                         164,414         97     (1,510)                                   2,104             691
  Tax benefit related to stock options                    963                                                                 963
  Repurchase of common stock              (112,500)                                                        (2,138)         (2,138)
  Net unrealized loss on marketable
     securities                                                                  $(120)                                      (120)
  Net income                                                       5,110                                                    5,110
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                4,469,897     16,105     12,499          (120)                    (3,034)         25,450
  Issuance of shares upon exercise of
     stock options                          85,798        150       (342)                                     758             566
  Tax benefit related to stock options                    536                                                                 536
  Repurchase of common stock                  (750)                                                           (21)            (21)
  Net unrealized gain on marketable
     securities                                                                    104                                        104
  Net income                                                       5,162                                                    5,162
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                4,554,945     16,791     17,319           (16)                    (2,297)         31,797
  Issuance of shares upon exercise of
     stock options                          46,833         17        (44)                                     256             229
  Issuance of shares to Employee
     Stock Purchase Plan                    16,296         64                                                  89             153
  Tax benefit related to employee
     stock plans                                          131                                                                 131
  Net unrealized gain on marketable
     securities                                                                     19                                         19
  Translation adjustment                                                                      $  4                              4
  Net income                                                       1,751                                                    1,751
------------------------------------------------------------------------------------------------------------------------------------


Balance at March 31, 1997                4,618,074    $17,003    $19,026          $  3        $  4        $(1,952)        $34,084
------------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

                               ACTIVE VOICE CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Active Voice Corporation (the Company) is a leading manufacturer of PC-based voice processing systems and CTI products. The Company's products are sold worldwide through a global network of independent telecommunications dealers and computer resellers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. Inter-company accounts and transactions have been eliminated.

Foreign Currency Translation

The local currency is considered the functional currency of the Company's foreign operations. Financial statements of foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues and expenses. Resulting translation adjustments are recorded as a separate component of stockholders' equity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. Excess cash is primarily invested in treasury bills, securities of government agencies, and commercial paper. Cash equivalents are carried at amortized cost, which approximates fair market value.

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

The Company currently purchases the majority of its voice boards, a significant component of its products, from one supplier. Although there are a limited number of manufacturers of voice boards, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

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

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted Statement No. 121 during fiscal year 1997. There was no impact on net income as a result of adopting Statement No. 121.

Revenue Recognition

Revenue is recognized upon shipment of product to customers, with allowances made for estimated returns. The Company accrues estimated costs of technical support to customers as the related revenues are recognized.

Software Development Costs

No software development costs have been capitalized to date. Under the Company's current practices of developing new products and enhancements, the technological feasibility of the underlying software is not established until substantially all related product development is complete and the product is released for production.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred $71,000, $292,000 and $258,000 in advertising costs during the years ended March 31, 1997, 1996 and 1995, respectively.

Stock-Based Compensation

The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the stock option price.

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

Reclassifications

Certain prior-year amounts have been reclassified to conform with the current-year presentation.

NOTE 2. MARKETABLE SECURITIES

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has classified the Company's marketable securities as available-for-sale, in accordance with the provisions of FAS 115. Accordingly, the securities are carried at fair value, with unrealized holding gains and losses excluded from net income and recorded as an adjustment to stockholders' equity. Interest, dividends, and realized gains and losses are included in net income.

The following is a summary of marketable securities at March 31 (in thousands), all of which are classified as available-for-sale:

                                            1997
                   ------------------------------------------------------------
                                     Gross         Gross         Estimated
                    Amortized     Unrealized     Unrealized         Fair
                       Cost          Gains         Losses          Value
--------------------------------------------------------------------------------
 Municipal bonds:
   Due in one year
     or less         $  6,219           $  8          $  (4)      $  6,223
   Due after one
     year through
     three years        5,444             20             (8)         5,456
   Due after three
     years              2,086                           (11)         2,075
--------------------------------------------------------------------------------
                      $13,749            $28           $(23)       $13,754
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                 1996
                     -----------------------------------------------------------
                                       Gross          Gross      Estimated
                    Amortized     Unrealized     Unrealized           Fair
                         Cost          Gains         Losses          Value
--------------------------------------------------------------------------------
 Municipal bonds:
   Due in one year
     or less         $  7,246           $  6           $(35)      $  7,217
   Due after one
     year through
     three years        7,722             29            (32)         7,719
   Due after three
     years                735             11             (3)           743
--------------------------------------------------------------------------------
                      $15,703            $46           $(70)       $15,679
--------------------------------------------------------------------------------

Net unrealized holding gains of $19,000 and $104,000, net of federal income taxes were recorded in a separate component of stockholders' equity, during the years ended March 31, 1997 and 1996, respectively.

NOTE 3. INVENTORIES

Inventories are comprised of the following (in thousands):



March 31,                               1997                          1996
--------------------------------------------------------------------------------

Computer equipment                    $3,602                        $2,544
Custom component parts                 2,730                         2,212
Supplies                                 677                           727
--------------------------------------------------------------------------------

                                      $7,009                        $5,483
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 4. FURNITURE AND EQUIPMENT

Major classes of furniture and equipment are as follows (in thousands):

 March 31,                              1997                          1996
--------------------------------------------------------------------------------

Office and computer equipment         $3,844                        $2,923
Furniture and fixtures                 1,674                         1,478
Leasehold improvements                   331                           266
--------------------------------------------------------------------------------
                                       5,849                         4,667

Accumulated depreciation              (3,441)                       (2,573)
--------------------------------------------------------------------------------

                                      $2,408                        $2,094
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 5. INCOME TAXES

The principal reason for variations in the customary relationship between the provision for income taxes and the statutory tax rate applied to income before taxes is the effect of certain nondeductible expenses, nontaxable income, and the utilization of research and development tax credits. A reconciliation from the U.S. statutory rate to the effective tax rate is as follows:



Year ended March 31,                    1997           1996           1995
--------------------------------------------------------------------------------

Tax at U.S. statutory rate             34.0%          34.0%          34.0%
Research and development credit        (4.5)          (0.4)          (2.2)
Tax exempt income                      (6.6)          (2.9)          (2.2)
Foreign sales corporation benefit      (2.5)          (1.0)          (1.3)
Non-recurring charge for
  purchased, in-process research
  and development                       18.1
Other items, net                         9.4            2.1            2.5
--------------------------------------------------------------------------------

                                       47.9%          31.8%          30.8%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The provision for income taxes, primarily related to U.S. federal income taxes, is as follows (in thousands):

 Year ended March 31,                   1997           1996           1995
--------------------------------------------------------------------------------

Current taxes on income               $1,582         $2,886         $2,124
Deferred income taxes                      5           (476)           145
--------------------------------------------------------------------------------
                                      $1,587         $2,410         $2,269
--------------------------------------------------------------------------------

Deferred taxes result primarily from temporary differences relating to the accounting for bad debts, inventories, and certain other accruals expensed for financial reporting purposes but not currently deductible for income tax purposes.

Significant components of the Company's deferred tax asset are as follows (in thousands):

 March 31,                                             1997           1996
--------------------------------------------------------------------------------
Accounts receivable allowances                       $  568         $  464
Accrued compensation and benefits                       211            276
Other items, net                                        229            283
--------------------------------------------------------------------------------

                                                     $1,008         $1,023
--------------------------------------------------------------------------------

The Company made cash payments of income taxes of $2.3 million, $1.5 million and $1.8 million during the years ended March 31, 1997, 1996 and 1995, respectively.

NOTE 6. LEASE COMMITMENTS

The Company leases its facilities under operating leases with initial terms of 5 to 12 years. Certain leases contain renewal and escalation clauses and space expansion provisions. The Company incurred $1.5 million, $1.2 million and $1.0 million, of rent expense for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

Future minimum rental payments required per fiscal year under leases with non-cancelable lease terms in excess of one year at March 31, 1997 are as follows (in thousands):

--------------------------------------------------------------------------------
1998                                                              $  1,456
1999                                                                 1,867
2000                                                                 2,332
2001                                                                 2,326
2002                                                                 2,306
Thereafter                                                          18,732
--------------------------------------------------------------------------------

                                                                   $29,019

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

In connection with the execution of a lease and related amendments, the Company effectively prepaid rent by paying certain architectural and real estate fees and costs on behalf of the lessor in exchange for reduced future lease payments. The prepayments of $275,000 and $458,000 at March 31, 1997 and 1996, respectively, bear interest at the prime rate plus 2% and are included in prepaid expenses in the accompanying consolidated balance sheets. The prepayments are used to offset rent payments.

NOTE 7. STOCKHOLDERS' EQUITY

Stock Options

The Company has stock option plans under which employees, officers and directors may be granted options to purchase the Company's common stock. The majority of the stock options are granted at or above fair market value, typically vest over three years and expire ten years from the date of grant. At March 31, 1997 there were 771,415 shares of common stock reserved for future issuance upon exercise of outstanding stock options and stock options available for grant under existing option plans. These include 96,213 shares issuable upon exercise of options granted under the 1984 Incentive Stock Option Plan (1984 Plan) and the 1988 Nonqualified Stock Option Plan (1988 Plan); 637,077 shares reserved for issuance under the 1993 Stock Option Plan (1993 Plan) and the 1996 Stock Option Plan (1996 Plan), under which options for 473,991 shares have been granted; 25,000 shares reserved for issuance under the Directors Stock Option Plan, under which options for 16,534 shares have been granted; and 13,125 shares reserved for options granted outside of these plans. No further stock option grants will be made under the 1984 Plan or the 1988 Plan.

The Company accounts for these stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which compensation cost has been recognized based on the difference between the exercise price and fair market value at the date of grant, if any. Had compensation cost for stock option grants made in 1997 and 1996 been determined using the fair value method consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

 Year Ended March 31,                                  1997           1996
--------------------------------------------------------------------------------

Net income - as reported                             $1,751         $5,162
Net income - pro forma                               $  988         $4,786

Net income per share - as reported                    $0.38          $1.11
Net income per share - pro forma                      $0.21          $1.03
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: risk free interest rates of 6.5% and 6.0%, respectively; expected volatility of 55%; expected life of 5 years; and no dividends. Because the Statement No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the activity of the Company's stock options is as follows:

                                                          Weighted Average
                                           Shares           Exercise Price
--------------------------------------------------------------------------------
Balance, April 1, 1994                    400,460                  $  4.89
Granted                                   115,184                    16.70
Canceled                                   (4,150)                   14.41
Exercised                                (164,414)                    3.75
--------------------------------------------------------------------------------

Balance, March 31, 1995                   347,080                     9.24
Exercisable, March 31, 1995               207,310                     7.24

Granted                                   292,886                    20.79
Canceled                                 (104,704)                   23.65
Exercised                                 (85,798)                    6.51
--------------------------------------------------------------------------------

Balance, March 31, 1996                   449,464                    13.33
Exercisable, March 31, 1996               213,992                     9.71

Granted                                   240,236                    11.72
Canceled                                  (43,004)                   13.03
Exercised                                 (46,833)                    4.88
--------------------------------------------------------------------------------

Balance, March 31, 1997                   599,863                    13.82

Exercisable, March 31, 1997               246,322                   $13.37
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at March 31, 1997:

                            Outstanding                         Exercisable
                 ---------------------------------------------------------------
                             Weighted
                              Average       Weighted                   Weighted
                             Remaining       Average                    Average
   Range of                 Contractual     Exercise                   Exercise
Exercise Prices  Options    Life (Years)      Price     Options         Price
--------------------------------------------------------------------------------
$  0.98-$  7.00   53,949        1.71         $  5.18    52,463       $  5.13
    7.01- 14.00  362,200        9.20           11.03    84,085          8.98
   14.01- 21.00   88,214        7.46           16.64    65,174         16.74
  $21.01-$28.50   95,500        7.48           26.66    44,600         26.43
                 ---------------------------------------------------------------
                 599,863        7.99          $13.82   246,322        $13.37
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Employee Stock Purchase Plan

On August 30, 1996, the stockholders approved the 1996 Employee Stock Purchase Plan (ESPP). The ESPP allows employees the right to purchase the Company's common stock on a quarterly basis at 85% of the lower of the market price at the beginning or end of each three-month offering period. During 1997, employee contributions to the ESPP totaled $153,000 and 16,296 shares were issued. At March 31, 1997, 133,704 shares were reserved for future issuance.

Share Repurchase

On March 18, 1997, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's common stock. The shares are to be repurchased in the open market.

Certain Transactions With Corporate Officers and Others

During August 1994, the Company repurchased a total of 112,500 shares of its common stock from a significant stockholder. The purchase price was $19.00 per share for a total of $2.1 million, which was less than the closing price of the stock on the closing date.

On November 7, 1994, the Company and two of its officers and principal shareholders entered into an Amended and Restated Buy-Sell Agreement (the "Agreement") which modified the terms of the original agreement dated December 31, 1991. Under the Agreement, the Company is required to maintain $4.3 million of term insurance on the life of each shareholder. Upon the death of one of the shareholders, the Company is required to buy up to one-half of the shareholder's common stock holdings, but in no event more shares than can be purchased with the life insurance proceeds. The per share price is determined by a formula set forth in the Agreement, and is to be paid in cash.

NOTE 8. TECHNOLOGY LICENSES

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

Royalty expense on licensed technology was $324,000, $286,000 and $216,000 during the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

NOTE 9. EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution 401(k) profit-sharing plan covering employees meeting certain eligibility requirements (generally, 21 years of age and six months of service). Company contributions are discretionary based on annual declarations by the Company's Board of Directors. The Company made contributions of $52,000, $82,000 and $100,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

NOTE 10. CONCENTRATION OF CREDIT RISK

The Company distributes its products primarily through a worldwide network of independent telephone system dealers. The Company also distributes its products through sales to original equipment manufacturers (OEMs) of telephone and other business systems who often sell through their own dealer networks. Sales through the Company's domestic dealer network, OEMs, and export sales through various international distribution channels represented 67%, 17% and 16%, respectively, of fiscal 1997 revenues; 73%, 13% and 14%, respectively, of fiscal 1996 revenues; and 77%, 12% and 11%, respectively, of fiscal 1995 revenues. Export sales aggregated $7.9 million, $6.4 million and $4.1 million for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. The Company performs ongoing credit evaluations of its customers' financial condition, and generally no collateral is required. The Company maintains reserves for credit losses and such losses have historically been within management's expectations.

NOTE 11. ACQUISITION OF PRONEXUS, INC.

On January 17, 1997, the Company acquired a 51% interest in Pronexus, Inc. (Pronexus) for a cash price of $1.9 million. In addition, the Company acquired an option to purchase the remaining shares of Pronexus within 3.5 years from the acquisition date. Pronexus, based in Ottawa, Ontario, develops and sells Visual Basic voice application tools used to create Windows NT-based interactive voice response applications. The Pronexus acquisition was recorded under the purchase method of accounting, and accordingly, the results of operations of Pronexus for the period from January 17, 1997 are included in the accompanying consolidated financial statements.

In connection with the acquisition, $1,769,000 of the purchase price was allocated to purchased, in-process research and development and expensed as a non-recurring cost. Intangible assets associated with the acquisition are amortized on a straight-line basis over a period of three years.

The unaudited pro forma combined results of operations of the Company and Pronexus on the basis that the acquisition had taken place on April 1, 1995, are summarized below (in thousands, except per share data):

 Year Ended March 31,                           1997                  1996
--------------------------------------------------------------------------------

Net sales                                    $50,537               $46,175
Net income                                     3,285                 3,452
Net income per share                           $0.71                 $0.74
--------------------------------------------------------------------------------

These unaudited pro forma results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional goodwill amortization expense. The pro forma summary is not necessarily indicative of the results of operations which would have resulted had the combination been in effect on April 1, 1995, or of future results of operations for the consolidated entities.

                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS

ACTIVE VOICE CORPORATION

We have audited the accompanying consolidated balance sheets of Active Voice Corporation as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Active Voice Corporation at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Seattle, Washington                ERNST & YOUNG LLP
May 5, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is contained in part in the sections captioned "Board of Directors--Nominees for Director" and "Voting Securities and Principal Holders--Exchange Act Compliance" in the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on August 21, 1997, and such information is incorporated herein by reference.

The remaining information required by this Item is set forth as Item 4A in
Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits" of the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on August 21, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information contained in the sections captioned "Voting Securities and Principal Holders" and "Compensation and Benefits--Certain Transactions" of the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on August 21, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits" of the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on August 21, 1997.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Index to Consolidated Financial Statements

Consolidated Statements of Income -- Years ended March 31, 1997, 1996 and 1995

Consolidated Balance Sheets -- March 31, 1997 and 1996

Consolidated Statements of Cash Flows -- Years ended March 31, 1997, 1996 and
1995

Consolidated Statements of Stockholders' Equity -- Years ended March 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors

(a)(2) Financial Statement Schedules

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS. Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

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

3.1       Restated Articles of Incorporation of Registrant
3.2       Restated Bylaws of Registrant

    Exhibit No. 10: Material Contracts

Executive Compensation Plans and Agreements

10.1      Incentive Stock Option Plan
10.2      1988 Nonqualified Stock Option Plan
10.3      1993 Stock Option Plan
10.4      Amendment to 1993 Stock Option Plan

    10.5      Directors Stock Option Plan
    10.6      1996 Employee Stock Purchase Plan
    10.7      First Amendment to the 1996 Employee Stock Purchase Plan
    10.8      1996 Stock Option Plan
    10.9 Employment Agreement and Nondisclosure Agreement dated April 17, 1989 between Registrant and Douglass S. Anderson
    10.10 Employment Agreement and Nondisclosure Agreement dated July 6, 1989 between Registrant and Jose S. David
    10.11 Employment Agreement and Nondisclosure Agreement dated October 2, 1990 between Registrant and Robert L. Richmond
    10.12 Employment Agreement and Nondisclosure Agreement dated October 2, 1990 between Registrant and Robert C. Greco
    10.13 Employee Agreement and Nondisclosure Agreement dated December 10, 1996 between Registrant and Frank C. Costa
    10.14 Employee Agreement and Nondisclosure Agreement dated March 22, 1991 between Registrant and Edward F. Masters
    10.15 Split Dollar Agreement/Assignment dated as of April 11, 1994, between Registrant and Robert L. Richmond

Other Material Contracts
    10.16 Office Lease dated January 31, 1991 between Registrant and Martin Selig, as amended
    10.17 Amendment to Office Lease dated April 27, 1994, between Registrant and Martin Selig
    10.18 Amendment to Office Lease dated August 11, 1994, between Registrant and Martin Selig
    10.19 Amendment to Office Lease dated December 19, 1996 between Registrant and Martin Selig
    10.20 Subordination, Non-Disturbance and Attornment Agreement dated January 21, 1997, between Registrant and The Bank of Nova Scotia
    10.21 Amended and Restated Buy-Sell Agreement dated August 8, 1994, among Registrant Robert L. Richmond and Robert C. Greco
    10.22 Patent License Agreement dated March 2, 1990, between Registrant and Dytel Corporation (Confidential treatment has been granted for portions of this document)
    10.23 Automated Attendant Patent License Agreement between Registrant and VMX, Inc. (Confidential treatment has been granted for portions of this document)
    10.24 Voice Mail Patent License Agreement between Registrant and VMX, Inc. (Confidential treatment has been granted for portions of this document)
    10.25 Assignment of Rights Under Patent Application dated October 22, 1990 by Robert L. Richmond and Michael J. Robinson
    10.26 Acknowledgment and Assignment of Proprietary Rights dated October 22, 1990 by Robert C. Greco and Michael J. Robinson

Exhibit No. 11: Statement re Computation of Per Share Earnings
    11.1      Computation of Earnings Per Share

Exhibit No. 21: Subsidiaries of the Registrant
    21.1      Subsidiaries of Registrant

Exhibit No. 23: Consent of Experts and Counsel
    23.1      Consent of Ernst & Young LLP, Independent Auditors

Exhibit No. 24: Power of Attorney
    24.1      Powers of Attorney

Exhibit No. 27:  Financial Data Schedule
    27.1      Financial Data Schedule

                    SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
                               ACTIVE VOICE CORPORATION

                      YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                    (IN THOUSANDS)




        COLUMN A                        COLUMN B                 COLUMN C             COLUMN D      COLUMN E
-------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                         ---------------------------
                                       Balance at      Charged to
      Description                      Beginning of    Costs and     Charged to                  Balance at End
                                         Period         Expenses   Other Accounts    Deductions     of Period
YEAR ENDED MARCH 31, 1997
Deducted from asset accounts:
  Allowance for doubtful accounts          $1,086           $698              0        (A)$458         $1,326
  Allowance for sales returns                 279             65              0              0            344
-------------------------------------------------------------------------------------------------------------------
Totals                                     $1,365           $763              0           $458         $1,670
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

YEAR ENDED MARCH 31, 1996
Deducted from asset accounts:
  Allowance for doubtful accounts          $  725           $587              0        (A)$226         $1,086
  Allowance for sales returns                 209             70              0              0            279
-------------------------------------------------------------------------------------------------------------------
Totals                                     $  934           $657              0           $226         $1,365
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

YEAR ENDED MARCH 31, 1995
Deducted from asset accounts:
  Allowance for doubtful accounts          $  445           $490              0        (A)$210         $  725
  Allowance for sales returns                 280              0              0        (B)  71            209
-------------------------------------------------------------------------------------------------------------------
Totals                                     $  725           $490              0           $281         $  934
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


(A) Uncollectible accounts written off, net of recoveries

(B) Reduction of estimated future sales returns

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on June 27, 1997.

                                                        ACTIVE VOICE CORPORATION

                                       By   /s/ Jose S. David
                                            ----------------------------
                                            Jose s. David
                                            CHIEF FINANCIAL OFFICER

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

         Signature                Title                           Date


 /s/ Robert L. Richmond      Chief Executive Officer and         June 27, 1997
-------------------------    Chairman of the Board
 Robert L. Richmond          Principal Executive Officer


 /s/ Robert C. Greco         Chief Technology Officer            June 27, 1997
-------------------------    Secretary, Treasurer and
 Robert C. Greco             Director


 /s/ Jose S. David           Chief Financial Officer             June 27, 1997
-------------------------    (Principal Financial and
 Jose s. David               Accounting Officer)


 /s/ Tom A. Alberg           Director                            June 27, 1997
-------------------------
 Tom A. Alberg


 /s/ Harold H. Kawaguchi     Director                            June 27, 1997
-------------------------
 Harold H. Kawaguchi