Form 10-Q
period 1997-06-30
ACTIVE VOICE CORP
filed 1997-08-14
CIK 869554

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                             ----------------------------

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1997              COMMISSION FILE NUMBER 0-22804



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                       ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                OUTSTANDING AT
              CLASS                                             AUGUST 1, 1997
    Common Stock, No Par Value                                     4,621,025


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ACTIVE VOICE CORPORATION

                                      FORM 10-Q
                         FOR THE QUARTER ENDED JUNE 30, 1997

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

                            PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               ACTIVE VOICE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)



                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                         1997          1996
                                                     -------------  ------------
Net sales                                                $11,779       $11,113
Cost of goods sold                                         4,821         4,455
                                                     -------------  ------------
Gross profit                                               6,958         6,658

Operating expenses:
  Research and development                                 2,266         1,558
  Sales and marketing                                      3,274         3,113
  General and administrative                                 980         1,050
                                                     -------------  ------------
    Total operating expenses                               6,520         5,721
                                                     -------------  ------------
Operating income                                             438           937

Interest income                                              166           197
                                                     -------------  ------------
Income before income taxes and minority interest             604         1,134

Income tax provision                                        (178)         (363)
Minority interest in loss of consolidated subsidiary          29
                                                     -------------  ------------
Net income                                                $  455        $  771
                                                     -------------  ------------
                                                     -------------  ------------

Net income per common share                                $0.10         $0.17
                                                     -------------  ------------
                                                     -------------  ------------

Average number of common and dilutive common
  equivalent shares outstanding                        4,637,826     4,628,114
                                                     -------------  ------------
                                                     -------------  ------------


See notes to consolidated financial statements.

                               ACTIVE VOICE CORPORATION
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (IN THOUSANDS, EXCEPT SHARES)



                                                                  June 30, 1997      March 31, 1997
                                                                  -------------      --------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $  1,905            $  1,542
  Marketable securities                                                   6,020               6,223
  Accounts receivable, less allowances                                    9,313              10,410
  Inventories                                                             7,486               7,009
  Deferred tax asset                                                        975               1,008
  Prepaid expenses and other assets                                       1,153               1,258
                                                                  -------------      --------------
      Total current assets                                               26,852              27,450

Marketable securities                                                     7,462               7,531
Furniture and equipment, net                                              2,717               2,408
Other assets                                                              1,565               1,552
                                                                  -------------      --------------
      Total assets                                                      $38,596             $38,941
                                                                  -------------      --------------
                                                                  -------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $  2,029            $  2,342
  Accrued compensation and benefits                                         846               1,682
  Other accrued expenses                                                  1,300                 933
  Income taxes payable                                                      104                   4
                                                                  -------------      --------------
      Total current liabilities                                           4,279               4,961

Commitments

Minority interest                                                          (133)               (104)

Stockholders' equity:
  Preferred stock, no par value:
    Authorized shares - 2,000,000 - none outstanding
  Common stock, no par value:
    Authorized shares - 10,000,000
    Issued shares, including repurchased shares - 4,976,933              17,060              17,003
  Retained earnings                                                      19,310              19,026
  Unrealized gain on marketable securities                                   24                   3
  Accumulated translation adjustments                                         4                   4
  Less 357,908 repurchased shares (358,859 at
    March 31, 1997), at cost                                             (1,948)             (1,952)
                                                                  -------------      --------------
Total stockholders' equity                                               34,450              34,084

      Total liabilities and stockholders' equity                        $38,596             $38,941
                                                                  -------------      --------------
                                                                  -------------      --------------



Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                               ACTIVE VOICE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (IN THOUSANDS)





                                                                      Three Months Ended June 30,
                                                                   ---------------------------------
                                                                        1997                1996
                                                                  -------------      --------------
OPERATING ACTIVITIES
Net income                                                               $  455              $  771
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                           251                 215
    Provisions for accounts receivable                                       14                 166
    Deferred income taxes                                                    44                (151)
    Loss on disposal of equipment                                             2                   4
    Minority interest in loss of consolidated subsidiary                    (29)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                          1,083                (405)
      Increase in inventories                                              (477)               (206)
      Decrease (increase) in prepaid expenses and
        other assets                                                         63                 (82)
      Decrease in accounts payable                                         (313)               (606)
      Decrease in other liabilities                                        (314)               (480)
                                                                  -------------      --------------
        Net cash provided by (used in) operating activities                 779                (774)

INVESTING ACTIVITIES
Purchases of marketable securities and investments                         (652)             (1,097)
Proceeds from sale and maturity of marketable securities                    934               1,281
Purchases of furniture and equipment                                       (533)               (283)
                                                                  -------------      --------------
        Net cash used in investing activities                              (251)                (99)

FINANCING ACTIVITIES
Repurchase of common stock                                                 (416)
Proceeds from employee stock option and stock
  purchase plans                                                            251                  76
                                                                  -------------      --------------
        Net cash provided by (used in) financing activities                (165)                 76
                                                                  -------------      --------------
Increase (decrease) in cash and cash equivalents                            363                (797)

Cash and cash equivalents at beginning of period                          1,542               3,390
                                                                  -------------      --------------
Cash and cash equivalents at end of period                               $1,905              $2,593
                                                                  -------------      --------------
                                                                  -------------      --------------


See notes to consolidated financial statements.

                               ACTIVE VOICE CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    JUNE 30, 1997

1.  INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Active Voice Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial
information set forth therein.   Results of operations for the three month
period ended June 30, 1997 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended March 31, 1997.

2.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                            June 30, 1997      March 31, 1997
                                            -------------      --------------

    Computer equipment                          $4,145              $3,602
    Custom component parts                       2,768               2,730
    Supplies                                       573                 677
                                            -------------      --------------
                                                $7,486              $7,009
                                            -------------      --------------
                                            -------------      --------------

3.  NEW ACCOUNTING PRONOUNCEMENT

In February 1997, The Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" (SFAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Adoption of the SFAS 128 is not expected to result in a change in basic (formerly primary) or diluted (formerly fully diluted) earnings per share for the three month periods ended June 30, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Active Voice Corporation (the Company) is a leading manufacturer of PC-based voice processing systems and computer telephone integration (CTI) products. The Company's products are sold worldwide through a network of independent telecommunications dealers, telephone equipment manufacturers and computer resellers. The Company markets three principal products: Repartee, Replay Plus and Replay. Repartee, the Company's flagship and most feature-rich product, offers the largest call handling capacity. In addition, Repartee serves as the base for TeLANophy, a suite of the Company's CTI modules which provides complete call management and unified messaging capabilities. Replay Plus, the Company's mid-priced product, offers most of the voice processing features found in Repartee with the exception of the CTI functionality. The Company's Replay product provides basic voice processing features at a price point attractive to the small business market.

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


RESULTS OF OPERATIONS

NET SALES

Three Months Ended June 30,                 1997         1996       Change
--------------------------------------------------------------------------------
(Dollars In Thousands)

Net sales                                 $11,779      $11,113       6.0%
--------------------------------------------------------------------------------

Effective April 1, 1997, the Company rearranged its domestic and international distribution channels and certain sales personnel who support them. The Company's Canadian customers, which were previously under the umbrella of international sales, joined with the U.S. dealer channel to create the North America dealer channel. The new Corporate Sales channel replaces the OEM channel and includes both international strategic partners, which were previously included in the international sales channel, and value-added resellers (VARs) which were previously included in the domestic dealer channel. The Company made this adjustment to better focus its resources on meeting the unique product and service needs of its diverse customer base. The following discussion assumes the adjustment had been made on April 1, 1996.

Net sales to the Company's North America dealer network during the three months ended June 30, 1997 decreased by approximately 8% from the comparable period in the prior fiscal year. Net sales to the North America dealers represented 66.3% of total net sales for the three months ended June 30, 1997 compared to 76.0% of total net sales in the three months ended June 30, 1996. The decrease in net sales to the North America dealer channel is primarily attributable to decreased unit sales of Replay Plus and Replay. The decrease in unit sales of Replay Plus and Replay was partially offset by an increase in unit sales of Repartee and TeLANophy software, due to successful sales promotions. The Company has experienced a shift in product mix toward Repartee and TeLANophy, the Company's CTI product offerings, from the

Replay Plus and Replay traditional voice processing systems over the last several quarters. In addition, some of the decrease in sales to the North America dealer channel is attributable to the success of the Company's strategic partner relationships as some dealers now purchase the Company's products through these corporate accounts.

Net sales to the corporate sales channel increased by approximately 65% for the three months ended June 30, 1997 over the comparable period in the prior fiscal year. Net sales to corporate sales customers represented 20.5% and 13.2% of total net sales for the three month periods ended June 30, 1997 and 1996, respectively. Of the increase in sales to corporate customers, greater than one-third was attributable to increased unit sales of Repartee systems, primarily to two of the Company's newer customers. Approximately one-third of the increase in corporate sales was attributable to increased unit sales of Replay systems. As of June 30, 1997, the Company had eleven corporate sales customers, the largest of which accounted for approximately 40% of total corporate sales and approximately 8% of total Company sales.

Net sales to international customers increased by approximately 30% during the three months ended June 30, 1997, reflecting increased penetration of international voice mail markets. International sales represented 13.2% and 10.8% of total net sales for the three month periods ended June 30, 1997 and 1996, respectively. Revenue contribution from Repartee and related TeLANophy software continued to increase due to higher unit sales. The Company's localization efforts have improved product acceptance and demand in the international marketplace. Beyond the usual risks associated with foreign sales (currency fluctuations and restrictions; export-import regulations; customs matters; foreign collection problems; and military, political and transportation risks), the Company's international sales involve additional governmental regulation, product adaptations to local languages and switching systems, and uncertainties arising from local business practices and cultural considerations.

The Company experiences significant quarterly variability in the level of sales through its three distinct distribution channels. The diversification provided by these three channels has in the past reduced the quarterly volatility of aggregate net sales.

GROSS MARGIN

Three Months Ended June 30,                 1997         1996       Change
--------------------------------------------------------------------------------
(Dollars In Thousands)

Gross Profit                               $6,958       $6,658       4.5%
Percentage of net sales                     59.1%        59.9%
--------------------------------------------------------------------------------

The Company's gross margin varies in part depending upon the mix of higher-margin voiceboard-and-software kit sales (offered to all customers) and software-only sales (available only to strategic partner accounts) as opposed to turnkey system sales (which include the cost of a PC and other related hardware). The proportion of sales contributed by each distribution channel also affects the overall gross margin, as international sales have historically had higher gross margins than sales in the other distribution channels.

The decline in gross margin as a percentage of net sales between the three months ended June 30, 1997 and 1996 was principally due to increased turnkey system sales of both the Repartee and Replay products to strategic partner accounts. Increased sales of TeLANophy software in all sales channels and the shift in the product mix toward Repartee in the international channel partially offset the decline in gross margin caused by the increased sales of turnkey systems to corporate accounts.

RESEARCH AND DEVELOPMENT

Three Months Ended June 30,                 1997         1996       Change
--------------------------------------------------------------------------------
(Dollars In Thousands)

Research and development                   $2,266       $1,558      45.4%
Percentage of net sales                     19.2%        14.0%
--------------------------------------------------------------------------------

The increase in research and development expenses, both in dollar amount and as a percentage of net sales between comparable periods, was primarily attributable to an increase in compensation related costs associated with additional engineering and development personnel and project-based contract development staff and associated recruiting costs. The increase in engineering personnel is attributable to the Company's development of new Windows NT-based products as well as to the addition of the Pronexus, Inc. development staff. In addition, engineering salaries have increased due to the competitive nature of the labor market and the Company's effort to attract and retain skilled employees. The Company continues to allocate significant resources to the localization of products for international markets and customization of products for strategic partner accounts.

The Company believes that in order to remain competitive in a rapidly changing technological environment, it will continue to be necessary to allocate significant resources to the development of new products. The Company expects the dollar amount of research and development expenditures to continue to increase for the foreseeable future, and that these expenses as a percentage of sales will vary from period to period.


SALES AND MARKETING

Three Months Ended June 30,                 1997         1996       Change
--------------------------------------------------------------------------------
(Dollars In Thousands)

Sales and marketing                        $3,274       $3,113       5.2%
Percentage of net sales                     27.8%        28.0%
--------------------------------------------------------------------------------

The increase in sales and marketing expenses during the three month period ended June 30, 1997 over the comparable period in the prior fiscal year was primarily attributable to increased compensation-related expenses associated with minor growth in sales and marketing personnel. Sales and marketing expenses include both costs that are essentially fixed as well as costs that vary relative to sales volume and thus can be expected to fluctuate both in dollar amount and as a percentage of net sales from period to period.


GENERAL AND ADMINISTRATIVE

Three Months Ended June 30,                  1997        1996       Change
--------------------------------------------------------------------------------
(Dollars In Thousands)

General and administrative                   $980       $1,050       (6.7%)
Percentage of net sales                      8.3%         9.4%
--------------------------------------------------------------------------------

The decrease in general and administrative expenses, both in dollar amount and as a percentage of net sales, between comparable periods was primarily attributable to a reduction in the provision for doubtful accounts receivable due to improved collection statistics. General and administrative expenses, being relatively fixed in nature, can be expected to fluctuate as a percentage of net sales from period to period.

INTEREST INCOME

Three Months Ended June 30,                  1997         1996      Change
--------------------------------------------------------------------------------
(Dollars In Thousands)

Interest income                              $166         $197      (15.7%)
--------------------------------------------------------------------------------

The decrease in interest income during the three month period ended June 30, 1997 in comparison to the corresponding period in the prior fiscal year was primarily attributable to lower average invested cash and marketable security balances. Average cash and marketable security balances decreased due to increased inventory holdings and the Company's January 1997 purchase of a majority interest in Pronexus, Inc. Refer to "Liquidity and Capital Resources" section below.


INCOME TAX PROVISION

Three Months Ended June 30,                  1997         1996      Change
--------------------------------------------------------------------------------
(Dollars In Thousands)

Income tax provision                         $178         $363      (51.0%)
Effective tax rate                          29.5%        32.0%
--------------------------------------------------------------------------------

Variations in the customary relationship between the income tax provision and the statutory income tax rate of 34% result from certain nondeductible expenses, tax exempt investment income, research and development tax credits, and the benefit provided by the Company's foreign sales corporation. The Company expects the effective tax rate to fluctuate in the future due to the impact of changing research and development tax credits, tax exempt interest income, and foreign sales corporation benefits as a percentage of taxable income. In addition, the Company anticipates that it may fall under the jurisdiction of additional taxing authorities as its operations expand into new geographical areas, which would cause the effective tax rate to increase.

The decrease in the Company's effective tax rate for the three month period ended June 30, 1997 over the comparable period in the prior fiscal year was primarily attributable to increases in the research and development tax credit and foreign sales corporation benefit as a percentage of taxable income. The federal research and development tax credit was not available during the three months ended June 30, 1996, while it was in effect during April and May 1997.


NET INCOME AND NET INCOME PER SHARE

Three Months Ended June 30,                  1997         1996      Change
--------------------------------------------------------------------------------
(Dollars In Thousands, except per share amounts)

Net income                                   $455         $771      (41.0%)
Percentage of net sales                      3.9%         6.9%
Net income per share                        $0.10        $0.17      (41.2%)
--------------------------------------------------------------------------------

The decreases in net income and net income per share for the three month period ended June 30, 1997 in comparison to the corresponding period in the prior fiscal year were primarily attributable to a 45% increase in research and development expenses, as discussed above. Research and development accounted for approximately 90% of the increase in total operating expenses between comparable periods. The number of common and common equivalent shares outstanding was comparable in the three month periods ended June 30, 1997, and 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and marketable securities and investments increased to $15.4 million or 40% of total assets at June 30,1997 from $15.3 million or 39% of total assets at March 31, 1997. Cash flow provided by operations totaled $779,000 during the three months ended June 30, 1997. The Company had net working capital of $22.6 million at June 30, 1997. During the three months ended June 30, 1997, the Company repurchased 40,000 shares of its common stock for approximately $416,000 under its previously announced share repurchase program.

Accounts receivable, net of allowances, decreased to $9.3 million at June 30, 1997 from $10.4 million at March 31, 1997. The decrease in accounts receivable balances was due to lower net sales in the three months ended June 30, 1997 compared to net sales in the three months ended March 31, 1997. Days' sales outstanding increased by approximately one percent during the quarter ended June 30, 1997. Inventory levels increased to $7.5 million at June 30, 1997 from $7.0 million at March 31, 1997. The increase in inventory levels was primarily attributable to short-term product delays for strategic partner accounts in the corporate sales channel which curtailed shipments originally scheduled to occur prior to June 30, 1997.

The Company made $533,000 in capital expenditures during the three months ended June 30, 1997, compared to $283,000 during the comparable period of the prior fiscal year. The majority of the capital expenditures during the three months ended June 30, 1997 consisted of computer hardware and software used to augment the Company's management information systems infrastructure. Additional computer equipment was purchased for use in research and development. The Company currently has no specific commitments with respect to additional capital expenditures during the remainder of fiscal 1997, but expects to spend an aggregate of approximately $1.5 million for the year.

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


FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain statements contained herein are dependent upon numerous factors, circumstances and contingencies. The following factors, while not all inclusive, could cause actual results to differ materially from historical results or those anticipated:

- Competitive pressure from new entrants to the CTI market, including large software companies and telephone switch manufacturers with greater resources, could adversely affect the Company's business. Introduction of new products by the Company or its competitors and the extent of their success or failure could produce significant fluctuations in market demand for the Company's products.
- Increasing price competition in the Company's marketplace could influence the amount of and timing of changes in the Company's prices to its customers, and therefore negatively impact the Company's gross margin. Gross margins may either increase or decrease as a result of further shifts in product mix depending upon the percentage of net sales contributed by software only sales in comparison to turnkey system sales.
- If the Company experiences delays in shipments (whether it is due to delays from customers or as a result of the timing of new product introductions by the Company) in a given quarter, or if new order bookings do not meet anticipated levels, substantial fluctuations in operating results will occur. Frequently, these developments may not become apparent to the Company until near or at the end of the quarter. In addition, changes in the product and channel mix, and the timing of customer orders, will continue to affect the variability of quarterly results of operations in future quarters.

- Dependence on continued sales to significant customers could have a significant impact on the Company's operations as there is no assurance that any particular customer will continue to purchase similar volumes of the Company's products.
- Risks associated with the Company's movement into the larger end-user market, such as product acceptance and demand and failure to attract sufficient market share, could affect the Company's future performance.
- The extent and timing of new product development and the need or desire to modify existing products may cause notable increases in research and development spending. Increasing international sales may require notable increases in development spending associated with localization of products for foreign markets.
- Growth strategies involving acquisitions and strategic relationships may encounter legal and/or unforeseeable delays beyond the Company's control.
- Risks associated with foreign operations such as gains and losses on the conversion of foreign currencies to U.S. dollars may significantly affect the company's operating results.

                              PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               11. Computation of Earnings Per Share
               27. Financial Data Schedule
          (b)  Reports on Form 8-K
               The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Active Voice Corporation
                                        (Registrant)

Date:  August 13, 1997                  By:  /s/ JOSE S. DAVID
                                             -----------------------------------
                                             Jose S. David
                                             Chief Financial Officer


                                             Signing on behalf of registrant and
                                              as principal financial officer