Form 10-Q
period 1997-09-30
ACTIVE VOICE CORP
filed 1997-11-13
CIK 869554

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                ---------------------

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTER ENDED SEPTEMBER 30, 1997    COMMISSION FILE NUMBER  0-22804



                               ACTIVE VOICE CORPORATION
                (Exact name of registrant as specified in its charter)



         WASHINGTON                                             91-1235111
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



    2901 THIRD AVENUE, SUITE 500                                  98121-9800
        SEATTLE, WASHINGTON                                       (Zip Code)
(Address of principal executive offices)


                                    (206) 441-4700
                               (Registrant's telephone
                             number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING AT
          CLASS                                  OCTOBER 31, 1997
Common Stock, No Par Value                          4,630,301

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ACTIVE VOICE CORPORATION

                                      FORM 10-Q
                       FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                        INDEX


PART I - FINANCIAL INFORMATION                                                                 PAGE
                                                                                               ----

     Item 1. Financial Statements (Unaudited)                                                    3

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                               7


PART II - OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds                                          14

     Item 4. Submission of Matters to a Vote of Security Holders                                14

     Item 6. Exhibits and Reports on Form 8-K                                                   15


SIGNATURE PAGE                                                                                  16


EXHIBITS                                                                                        17


                            PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                               ACTIVE VOICE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                       Three Months Ended            Six Months Ended
                                          September 30,                 September 30,
                                  -------------------------     -------------------------
                                      1997           1996           1997           1996
                                  ----------     ----------     ----------     ----------
Net sales                         $   14,523     $   12,123     $   26,302     $   23,236
Cost of goods sold                     6,516          5,020         11,337          9,475
                                  ----------     ----------     ----------     ----------
Gross profit                           8,007          7,103         14,965         13,761

Operating expenses:
  Research and development             2,148          1,650          4,414          3,208
  Sales and marketing                  3,897          3,168          7,171          6,281
  General and administrative           1,572          1,130          2,552          2,180
                                  ----------     ----------     ----------     ----------
    Total operating expenses           7,617          5,948         14,137         11,669
                                  ----------     ----------     ----------     ----------
Operating income                         390          1,155            828          2,092

Interest income                          161            186            327            383
                                  ----------     ----------     ----------     ----------
Income before income taxes and
  minority interest                      551          1,341          1,155          2,475

Income tax provision                    (173)          (429)          (351)          (792)
Minority interest in loss of
  consolidated subsidiary                 33                            62
                                  ----------     ----------     ----------     ----------

Net income                        $      411     $      912     $      866     $    1,683
                                  ----------     ----------     ----------     ----------
                                  ----------     ----------     ----------     ----------

Net income per common share       $     0.09     $     0.20     $     0.19     $     0.36
                                  ----------     ----------     ----------     ----------
                                  ----------     ----------     ----------     ----------


Average number of common and
  dilutive common equivalent
  shares outstanding               4,682,247      4,619,954      4,660,037      4,624,034
                                  ----------     ----------     ----------     ----------
                                  ----------     ----------     ----------     ----------



See notes to consolidated financial statements.

                               ACTIVE VOICE CORPORATION
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (IN THOUSANDS, EXCEPT SHARES)



                                                 September 30,    March 31,
                                                      1997           1997
                                                 -------------    ----------
ASSETS
Current assets:
  Cash and cash equivalents                        $  1,398      $   1,542
  Marketable securities                               3,504          6,223
  Accounts receivable, less allowances               10,902         10,410
  Inventories                                         7,408          7,009
  Deferred tax asset                                  1,073          1,008
  Prepaid expenses and other assets                   2,444          1,258
                                                    -------        -------
      Total current assets                           26,729         27,450

Marketable securities                                 8,243          7,531
Furniture and equipment, net                          2,937          2,408
Other assets                                          2,582          1,552
                                                    -------        -------

      Total assets                                  $40,491        $38,941
                                                    -------        -------
                                                    -------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $  2,941       $  2,342
  Accrued compensation and benefits                   1,005          1,682
  Other accrued expenses                              1,388            933
  Income taxes payable                                  339              4
                                                    -------        -------
      Total current liabilities                       5,673          4,961

Commitments

Minority interest                                      (166)          (104)

Stockholders' equity:
  Preferred stock, no par value:
    Authorized shares - 2,000,000 - none outstanding
  Common stock, no par value:
    Authorized shares - 10,000,000
    Issued shares, including repurchased shares -
4,976,933                                            17,110         17,003
  Retained earnings                                  19,720         19,026
  Unrealized gain on marketable securities               38              3
  Accumulated translation adjustments                     2              4
  Less 346,632 repurchased shares (358,859 at
    March 31, 1997), at cost                         (1,886)        (1,952)
                                                    -------        -------
Total stockholders' equity                           34,984         34,084

      Total liabilities and stockholders' equity    $40,491        $38,941
                                                    -------        -------
                                                    -------        -------

Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                               ACTIVE VOICE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (IN THOUSANDS)


                                                  Six Months Ended September 30,
                                                           1997           1996

OPERATING ACTIVITIES
Net income                                               $   866        $ 1,683
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                            549            436
    Provisions for accounts receivable                       181            320
    Deferred income taxes                                    (54)          (233)
    Loss on disposal of equipment                             12              9
    Minority interest in loss of consolidated subsidiary     (62)
    Changes in operating assets and liabilities:
        Increase in accounts receivable                     (673)        (2,393)
        Increase in inventories                             (399)          (348)
        Decrease (increase) in prepaid expenses and
          other assets                                    (1,816)            77
        Increase (decrease) in accounts payable              599           (506)
        Increase (decrease) in other liabilities             176           (372)
                                                         -------        -------
            Net cash used in operating activities           (621)        (1,327)

INVESTING ACTIVITIES
Purchases of marketable securities                        (1,585)        (2,676)
Proceeds from sale and maturity of marketable
securities                                                 3,616          3,959
Acquisition of business                                     (467)
Purchases of furniture and equipment                      (1,023)          (653)
                                                         -------        -------
            Net cash provided by investing activitie     s   541            630

FINANCING ACTIVITIES
Repurchase of common stock                                  (416)
Proceeds from employee stock option and stock
   purchase plans                                            354             96
                                                         -------        -------
            Net cash provided by (used in) financing
activities                                                   (62)            96
                                                         -------        -------

Effect of exchange rate changes on cash and
   cash equivalents                                           (2)
Decrease in cash and cash equivalents                       (144)          (601)
Cash and cash equivalents at beginning of period           1,542          3,390
                                                         -------        -------

Cash and cash equivalents at end of period               $ 1,398        $ 2,789
                                                         -------        -------
                                                         -------        -------
See notes to consolidated financial statements.

                               ACTIVE VOICE CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  SEPTEMBER 30, 1997

1.  INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Active Voice Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month and six month periods ended September 30, 1997 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended March 31, 1997.

2.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                        September 30, 1997      March 31, 1997
                                        ------------------      --------------
         Computer equipment                     $3,174              $3,602
         Custom component parts                  3,618               2,730
         Supplies                                  616                 677
                                                ------              ------
                                                $7,408              $7,009
                                                ------              ------
                                                ------              ------

3.  NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting comprehensive income in annual and interim financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 130 and 131 are effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 and 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

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

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT (FOR EXAMPLE, STATEMENTS USING THE EXPRESSIONS, "THE COMPANY BELIEVES" OR "THE COMPANY ANTICIPATES" AND OTHER SIMILAR STATEMENTS) CONTAIN "FORWARD LOOKING" INFORMATION (AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) INVOLVING RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, PROJECTIONS FOR SALES AND EXPENDITURES, TREND PROJECTIONS AND DEVELOPMENT SCHEDULES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS DISCUSSED IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. INVESTORS ARE ENCOURAGED TO CONSIDER THE RISKS DETAILED IN THOSE FILINGS. THE COMPANY ASSUMES NO OBLIGATION TO RELEASE PUBLICLY ANY CHANGES TO THESE "FORWARD LOOKING STATEMENTS" THAT MAY ARISE FROM THE DEVELOPMENT OF UNANTICIPATED EVENTS OR CIRCUMSTANCES THAT OCCUR AFTER THE DATE OF THE ORIGINAL PROJECTION. (REFER TO THE SECTION ENTITLED "FACTORS AFFECTING FUTURE OPERATING RESULTS" FOR A FURTHER DISCUSSION ON SOME OF THE INVOLVED RISKS AND UNCERTAINTIES.)

RESULTS OF OPERATIONS

NET SALES
                      Three Months Ended        Six Months Ended
                         September 30,            September 30,
                        1997      1996   Change  1997      1996      Change
-----------------------------------------------------------------------------
(Dollars in thousands)
Net sales               $14,523   $12,123 19.8%  $26,302   $23,236   13.2%
-----------------------------------------------------------------------------

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

THREE MONTHS ENDED SEPTEMBER 30, 1997

Net sales to the Company's North America dealer network during the three months ended September 30, 1997 increased by approximately 7% from the comparable period in the prior fiscal year. Net sales to the North America dealers represented 61% of total net sales for the three months ended September 30, 1997 compared to 68% of total net sales in the three months ended September 30, 1996. The increase in net sales to the North America dealer channel is largely attributable to increased unit sales of turnkey Repartee systems. The Company conducted a successful promotional campaign for the Repartee product line, including TeLANophy software, during the quarter. The increase in net sales attributable to increased unit sales of Repartee was offset by lower average selling prices of Repartee and Replay Plus systems due to pricing promotion. The lower average selling prices for Replay Plus systems were not offset by increased unit sales. The Company continues to experience a shift in product mix toward Repartee and TeLANophy, the Company's CTI product offerings, from the Replay Plus and Replay traditional voice processing systems. In addition, the decrease in sales to the North America dealer channel as a percentage of total net sales can be credited to the success of the Company's strategic partner relationships as some dealers now purchase the Company's products through these corporate sales customers.

Net sales to the corporate sales channel increased by approximately 39% for the three months ended September 30, 1997 over the comparable period in the prior fiscal year. Net sales to corporate sales customers represented 25% and 21% of total net sales for the three month periods ended September 30, 1997 and 1996, respectively. The increase in net sales to corporate sales customers was attributable to increased unit sales of Repartee, Replay Plus and Replay, all of which were partially offset by lower average selling prices per unit. The largest corporate customer accounted for approximately 44% of total corporate sales and approximately 11% of total net sales during the three months ended September 30, 1997.

Net sales to international customers increased by approximately 58% during the three months ended September 30, 1997, reflecting increased penetration of international voice mail markets. International sales represented 14% and 11% of total net sales for the three month periods ended September 30, 1997 and 1996, respectively. The increase in international net sales can be ascribed to higher unit sales of Repartee, Replay Plus and Replay. The Company's HTML interface for the Replay Plus and Replay product lines has proven extremely popular in the international marketplace due to the ease with which it allows products to be localized for foreign customers. The Company's localization efforts have improved product acceptance and demand in the international marketplace.

SIX MONTHS ENDED SEPTEMBER 30, 1997

Net sales to the Company's North America dealer network were essentially unchanged for the six months ended September 30, 1997 over the comparable period in the prior fiscal year. Net sales to the North America dealers represented approximately 63% of total net sales for the six months ended September 30, 1997 compared to approximately 72% of total net sales for the six months ended September 30, 1996. An increase in revenue from higher unit sales of Repartee systems and TeLANophy software was offset by reduced unit sales of Replay Plus and Replay and by sales price promotions on Repartee and Replay Plus.

Net sales to the Company's corporate sales channel during the six months ended September 30, 1997 increased by approximately 49% from the comparable period in the prior fiscal year. Net sales to corporate sales customers represented 23% and 17% of total net sales for the six month periods ended September 30, 1997 and 1996, respectively. The increase in net sales to corporate sales customers was attributable to increased unit sales of Repartee, Replay Plus and Replay, all of which were partially offset by lower average revenues per unit. The largest corporate customer accounted for approximately 42% of total corporate sales and approximately 10% of total net sales during the six months ended September 30, 1997.

Net sales to international customers increased by approximately 45% during the six months ended September 30, 1997, reflecting increased penetration of international voice mail markets. International sales represented 14% and 11% of total net sales for the six month periods ended September 30, 1997 and 1996, respectively. The increase in international net sales is due to increased unit sales of all major products, Repartee, Replay Plus and Replay. Sales to customers in China, South Africa and western Europe all increased by greater than 50% in the six months ended September 30, 1997 over the comparable period in the prior fiscal year.

GROSS MARGIN
                       Three Months Ended            Six Months Ended
                         September 30,                 September 30,
                        1997      1996      Change    1997      1996     Change
-----------------------------------------------------------------------------
(Dollars in thousands)
Gross profit            $8,007    $7,103    12.7%     $14,965   $13,761   8.7%
Percentage of net sales   55.1%     58.6%                56.9%     59.2%
-----------------------------------------------------------------------------

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

The decreases in gross margin as a percentage of net sales between the three month and six month periods ended September 30, 1997 and 1996 were principally due to lower average selling prices of turnkey Replay Plus systems in the North America dealer and corporate sales channels. In addition, the Company increased allowances for surplus and obsolete inventory during the six months ending September 30, 1997. The increased reserves were attributable to isolated PC component problems and anticipated product platform changes. Increased sales of TeLANophy software in all sales channels partially offset the overall decline in gross margin.

RESEARCH AND DEVELOPMENT
                       Three Months Ended            Six Months Ended
                         September 30,                 September 30,
                        1997      1996      Change    1997      1996     Change
--------------------------------------------------------------------------------
(Dollars in thousands)
Research and development $2,148   $1,650    30.2%     $4,414    $3,208    37.6%
Percentage of net sales    14.8%    13.6%               16.8%     13.8%
--------------------------------------------------------------------------------

The increases in research and development expenses, both in dollar amount and as a percentage of net sales between the three month and six month periods ending September 30, 1997 and 1996 were primarily attributable to an increase in compensation related costs associated with additional engineering and development personnel and project-based contract development staff and associated recruiting costs. The increase in engineering personnel is attributable to the Company's development of new Windows NT-based products as well as to the addition of the Pronexus, Inc. development staff. In addition, engineering salaries have increased due to the competitive nature of the labor market and the Company's effort to attract and retain skilled employees. The Company continues to allocate significant resources to the localization of products for international markets and customization of products for strategic partner accounts.

During September 1997, the Company announced the introduction of a significant new product, Lingo. Lingo, targeted at the small office market, offers all basic voice processing features in a single piece of proprietary hardware. Lingo is an affordable solution for small businesses as it does not utilize PC hardware and requires minimal dealer effort in its installation.

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

SALES AND MARKETING
                      Three Months Ended             Six Months Ended
                         September 30,                 September 30,
                        1997      1996      Change    1997      1996     Change
--------------------------------------------------------------------------------
(Dollars in thousands)
Sales and marketing     $3,897    $3,168    23.0%     $7,171    $6,281    14.2%
Percentage of net sales   26.8%     26.1%               27.3%     27.0%
--------------------------------------------------------------------------------

The increases in sales and marketing expenses during the three month and six month periods ended September 30, 1997 over the comparable periods in the prior fiscal year, both in dollar amount and as a percentage of net sales, were primarily attributable to increased compensation-related expenses associated with minor growth in sales and marketing personnel and higher commission expense due to increased sales levels. Increases in sales and marketing expenses in the six months ended September 30, 1997 were also related in part to the addition of sales and marketing personnel and associated costs from Pronexus. Sales and marketing expenses include both costs that are essentially fixed as well as costs that vary relative to sales volume and thus can be expected to fluctuate both in dollar amount and as a percentage of net sales from period to period.

GENERAL AND ADMINISTRATIVE


                           Three Months Ended            Six Months Ended
                              September 30,                 September 30,
                             1997      1996      Change    1997      1996      Change
--------------------------------------------------------------------------------------
(Dollars in thousands)
General and administrative   $1,572    $1,130    39.1%     $2,552    $2,180    17.1%
Percentage of net sales        10.8%      9.3%                9.7%      9.4%
--------------------------------------------------------------------------------


The increases in general and administrative expenses, both in dollar amount and as a percentage of net sales, between comparable periods was primarily attributable to increased compensation-related and consulting expenses associated with the Company's investment in its management information systems infrastructure. The increase in general and administrative expenses between the three month periods ended September 30, 1997 and 1996 was also attributable to the timing of certain investor relations expenses, principally the annual shareholders report. Most of the costs associated with the 1997 annual report were incurred during the three months ended September 30, 1997, while the comparable costs for the 1996 annual report were incurred during the three months ended June 30, 1996. The aforementioned increases in general and administrative expenses were partially offset by a reduction in the provision for doubtful accounts receivable due to improved collection statistics. General and administrative expenses, being relatively fixed in nature, can be expected to fluctuate as a percentage of net sales from period to period.

INTEREST INCOME
                     Three Months Ended             Six Months Ended
                        September 30,                 September 30,
                        1997      1996      Change    1997      1996    Change
--------------------------------------------------------------------------------
(Dollars in thousands)
Interest income         $161      $186      (13.4%)   $327      $383   (14.6%)
--------------------------------------------------------------------------------

The decrease in interest income during the three month and six month periods ended September 30, 1997 in comparison to the corresponding periods in the prior fiscal year were primarily attributable to lower average invested cash and marketable security balances. Average cash and marketable security balances decreased due to increased inventory holdings, vendor prepayments and certain business combinations. See "Liquidity and Capital Resources."

INCOME TAX PROVISION
                      Three Months Ended             Six Months Ended
                         September 30,                 September 30,
                        1997      1996      Change    1997      1996    Change
--------------------------------------------------------------------------------
(Dollars in thousands)
Income tax provision    $173      $429      (59.7%)   $351      $792    (55.7%)
Effective tax rate      31.4%     32.0%               30.4%     32.0%
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

The decreases in the Company's effective tax rate for the three month and six month periods ended September 30, 1997 over the comparable period in the prior fiscal year were primarily attributable to increases in the research and development tax credit and foreign sales corporation benefit as a percentage of taxable income. The federal research and development tax credit was not available during the three months ended June 30, 1996, while it was in effect during the entire six months ended September 30, 1997.

NET INCOME AND NET INCOME PER SHARE

                                          Three Months Ended          Six Months Ended
                                            September 30,                September 30,
                                            1997      1996      Change   1997    1996    Change
-----------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
Net income                                 $411      $912      (54.9%)   $866    $1,683     (48.5%)
Percentage of net sales                     2.8%      7.5%                3.3%    7.2%
Net income per share                       $0.09     $0.20     (55.0%)   $0.19   $0.36      (47.2%)
-----------------------------------------------------------------------------------------------------

The decreases in net income and net income per share for the three month and six month periods ended September 30, 1997 in comparison to the corresponding periods in the prior fiscal year were attributable to a combination of factors including declining gross margin percentages and increased operating expenses, as discussed above under the individual income statement captions. The current market conditions of the Company's industry are extremely competitive, leading to notable pricing pressures. In addition, the Company has entered a significant investment period as it prepares for new product direction and future growth. The Company believes that these conditions will continue for the next several quarters. The number of common and common equivalent shares outstanding was comparable in the three month and six month periods ended September 30, 1997, and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and marketable securities and investments decreased to $13.1 million or 32% of total assets at September 30, 1997 from $15.3 million or 39% of total assets at March 31, 1997. Cash flow used in operations totaled $621,000 during the six months ended September 30, 1997. The Company had net working capital of $21.1 million at September 30, 1997.

During the six months ended September 30, 1997, the Company repurchased 40,000 shares of its common stock for approximately $416,000 under its previously announced share repurchase program. During September, 1997, the Company acquired its European distributor, Active Voice B.V. based in The Netherlands. The purchase price of $467,000 was paid in cash and the acquisition was recorded under the purchase method of accounting. In addition, the Company made a one-time vendor prepayment of approximately $827,000 to secure future inventory deliveries at a favorable discount price.

Accounts receivable, net of allowances, increased to $10.9 million at September 30, 1997 from $10.4 million at March 31, 1997. The increase in accounts receivable balances was due to higher net sales in the three months ended September 30, 1997 compared to net sales in the three months ended
March 31, 1997. Days' sales outstanding at September 30, 1997 was essentially unchanged from March 31, 1997. Inventory levels increased to $7.4 million at September 30, 1997 from $7.0 million at March 31, 1997. The increase in inventory levels was primarily attributable to increasing raw materials requirements needed to meet the Company's growing sales base as well as initial inventory stocking for the Company's recently announced Lingo product.

The Company made $1,023,000 in capital expenditures during the six months ended September 30, 1997, compared to $653,000 during the comparable period of the prior fiscal year. The majority of the capital expenditures during the six months ended September 30, 1997 consisted of computer hardware and software used to augment the Company's management information systems infrastructure. Additional computer equipment was purchased for use in research and development. The Company currently has no specific commitments with respect to additional capital expenditures during the remainder of fiscal 1997, but expects to spend an aggregate of approximately $1.7 million for the year.

The Company believes that ongoing maturity of securities in its investment portfolio, together with funds from operations, will provide sufficient resources to finance operations for the next several years.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain statements contained herein are dependent upon numerous factors, circumstances and contingencies. The following factors, while not all inclusive, could cause actual results to differ materially from historical results or those anticipated:

- Competitive pressure from new entrants to the CTI market, including large software companies and telephone switch manufacturers with greater resources, could adversely affect the Company's business. Introduction of new products by the Company or its competitors and the extent of their success or failure could produce significant fluctuations in market demand for the Company's products.
- Increasing price competition in the Company's marketplace could influence the amount and timing of changes in the Company's prices to its customers, and therefore negatively impact the Company's gross margins. Gross margins may also either increase or decrease as a result of further shifts in product mix depending upon the percentage of net sales contributed by software only sales in comparison to turnkey system sales.
- If the Company experiences delays in shipments (whether it is due to delays from customers or as a result of the timing of new product introductions by the Company) in a given quarter, or if new order bookings do not meet anticipated levels, substantial fluctuations in operating results will occur. Frequently, these developments may not become apparent to the Company until near or at the end of the quarter. In addition, changes in the product and channel mix, and the timing of customer orders, will continue to affect the variability of quarterly results of operations in future quarters.
- Dependence on continued sales to significant customers could have a significant impact on the Company's operations as there is no assurance that any particular customer will continue to purchase similar volumes of the Company's products.
- Risks associated with the Company's movement into the larger end-user market, such as product acceptance and demand and failure to attract sufficient market share, could affect the Company's future performance.
- The extent and timing of new product development and the need or desire to modify existing products may cause notable increases in research and development spending. Increasing international sales may require notable increases in development spending associated with localization of products for foreign markets.

- Growth strategies involving acquisitions and strategic relationships may encounter legal and/or unforeseeable delays beyond the Company's control.
- Risks associated with foreign operations such as gains and losses on the conversion of foreign currencies to U.S. dollars; export-import regulations; customs matters; foreign collection problems; and military, political and transportation risks may significantly affect the company's operating results. In addition, the Company's international sales involve additional risks associated with governmental regulation, product adaptation to local languages and switching systems, and uncertainties arising from local business practices and cultural considerations.

                              PART II. OTHER INFORMATION

ITEM 2(d).    CHANGES IN SECURITIES AND USE OF PROCEEDS

              At March 14, 1997, the Company had remaining net proceeds from its December 1993 initial public offering of $6,349,000. During the period from March 15, 1997 to September 30, 1997, the Company used $467,000 for the acquisition of a business, leaving remaining net proceeds of $5,882,000.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of Shareholders of Active Voice Corporation was held on August 21, 1997. A total of 4,299,849 shares of the Company's common stock were represented in person or by proxy at the meeting, which comprised 93.1% of the total number of shares of the Company's common stock outstanding on July 8, 1997, the record date for the meeting.

              At the meeting, all of the current directors of the Company, namely, Tom A. Alberg, Robert C. Greco, Harold H. Kawaguchi, and Robert L. Richmond, were re-elected to serve as directors of the Company until the 1998 Annual Meeting of Shareholders or until their earlier retirement, resignation, or removal. The following table sets forth information regarding the voting in the election for directors:

                                  Votes Cast     Votes
              Nominee             For Nominee    Withheld

              Tom A. Alberg       4,275,245      24,604
              Robert C. Greco     4,262,712      37,137
              Harold H. Kawaguchi 4,275,745      24,104
              Robert L. Richmond  4,263,012      36,837

              The shareholders approved the proposed 1996 Employee Stock Option Plan. The following table sets forth information regarding the voting on the proposal:

               Votes Cast      Votes Cast                        Broker
              For Proposal   Against Proposal    Abstentions    Non-Votes

                3,935,205        336,499            28,145           0

              The shareholders ratified the appointment of Ernst & Young LLP as the Company's auditors for the fiscal year ending March 31, 1998. The following table sets forth information regarding the voting on the proposal:

               Votes Cast       Votes Cast                        Broker
              For Proposal   Against Proposal    Abstentions    Non-Votes

               4,268,099          20,665            11,085           0

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits
                   3.     Restated Bylaws of Registrant
                  10.     1997 Director Stock Option Plan
                  10.1    Form of Continuing Director Option
                  10.2    Form of Initial Option
                  10.3    Form of Annual Option
                  11.     Computation of Earnings Per Share
                  27.     Financial Data Schedule
              (b)  Reports on Form 8-K
                   The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Active Voice Corporation
                             (Registrant)

Date:  November 10, 1997     By:  /s/ Jose S. David
                                 ---------------------------
                                  Jose S. David
                                  Chief Financial Officer


                                  Signing on behalf of registrant and
                                   as principal financial officer