Form 10-Q
period 1997-12-31
ACTIVE VOICE CORP
filed 1998-02-13
CIK 869554

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                --------------------

                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


 FOR THE QUARTER ENDED DECEMBER 31, 1997      COMMISSION FILE NUMBER  0-22804



                              ACTIVE VOICE CORPORATION
               (Exact name of registrant as specified in its charter)



          WASHINGTON                                      91-1235111
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)



     2901 THIRD AVENUE, SUITE 500                           98121-9800
          SEATTLE, WASHINGTON                               (Zip Code)
(Address of principal executive offices)


                                    (206) 441-4700
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        OUTSTANDING AT
          CLASS                                        FEBRUARY 2, 1997
Common Stock, No Par Value                                4,648,062

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ACTIVE VOICE CORPORATION

                                     FORM 10-Q
                      FOR THE QUARTER ENDED DECEMBER 31, 1997

                                       INDEX


PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----


     Item 1.  Financial Statements (Unaudited)                               3

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations               7


PART II - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                     15

     Item 6.  Exhibits and Reports on Form 8-K                              15


SIGNATURE PAGE                                                              16


EXHIBITS                                                                    17

                            PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                               ACTIVE VOICE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  Three Months Ended             Nine Months Ended
                                                      December 31,                  December 31,
                                                -----------------------       -----------------------
                                                  1997           1996           1997           1996
                                                --------       --------       --------       --------
Net sales                                       $14,063        $13,355        $40,365        $36,591
Cost of goods sold                                5,402          5,662         16,739         15,137
                                                -------        -------        -------        -------
Gross profit                                      8,661          7,693         23,626         21,454

Operating expenses:
  Research and development                        2,191          1,743          6,605          4,951
  Sales and marketing                             3,813          3,290         10,984          9,571
  General and administrative                      1,884          1,159          4,436          3,339
                                                -------        -------        -------        -------
    Total operating expenses                      7,888          6,192         22,025         17,861
                                                -------        -------        -------        -------
Operating income                                    773          1,501          1,601          3,593

Interest income                                     142            197            469            580
                                                -------        -------        -------        -------
Income before income taxes and
  minority interest                                 915          1,698          2,070          4,173

Income tax provision                               (270)          (538)          (621)        (1,330)
Minority interest in (earnings) loss
  of consolidated subsidiary                        (27)                           35
                                                -------        -------        -------        -------

Net income                                      $   618        $ 1,160        $ 1,484        $ 2,843
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------

Net income per common share                     $  0.13        $  0.25        $  0.32        $  0.62
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------

Net income per common share -
  assuming dilution                             $  0.13        $  0.25        $  0.32        $  0.61
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------


See notes to consolidated financial statements.

                               ACTIVE VOICE CORPORATION
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (IN THOUSANDS, EXCEPT SHARES)


                                                       December 31,   March 31,
                                                          1997          1997
                                                       ------------   ---------
ASSETS
Current assets:
  Cash and cash equivalents                             $   850       $  1,542
  Marketable securities                                   3,681          6,223
  Accounts receivable, less allowances                   11,393         10,410
  Inventories                                             8,015          7,009
  Deferred tax asset                                      1,269          1,008
  Prepaid expenses and other assets                       3,518          1,258
                                                        -------        -------
      Total current assets                               28,726         27,450

Marketable securities                                     6,090          7,531
Furniture and equipment, net                              3,462          2,408
Other assets                                              2,518          1,552
                                                        -------        -------

      Total assets                                      $40,796        $38,941
                                                        -------        -------
                                                        -------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $ 2,021        $ 2,342
  Accrued compensation and benefits                       1,014          1,682
  Other accrued expenses                                  1,362            933
  Income taxes payable                                      754              4
                                                        -------        -------
      Total current liabilities                           5,151          4,961

Commitments

Minority interest                                          (134)          (104)

Stockholders' equity:
  Preferred stock, no par value:
    Authorized shares - 2,000,000 - none outstanding
  Common stock, no par value:
    Authorized shares - 10,000,000
    Issued shares, including repurchased shares
      - 4,976,933                                        17,187         17,003
  Retained earnings                                      20,338         19,026
  Unrealized gain on marketable securities                   36              3
  Accumulated translation adjustments                         7              4
  Less 328,871 repurchased shares (358,859 at
    March 31, 1997), at cost                             (1,789)        (1,952)
                                                        -------        -------
Total stockholders' equity                               35,779         34,084

      Total liabilities and stockholders' equity        $40,796        $38,941
                                                        -------        -------
                                                        -------        -------


Note: The consolidated balance sheet at March 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                               ACTIVE VOICE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (IN THOUSANDS)

                                                  Nine Months Ended December 31,
                                                  ------------------------------
                                                      1997              1996
                                                  -------------     ------------
OPERATING ACTIVITIES
Net income                                            $1,484          $2,843
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                        958             644
    Provisions for accounts receivable                   340             510
    Deferred income taxes                               (250)           (282)
    Loss on disposal of equipment                         12              11
    Minority interest in loss of consolidated
      subsidiary                                         (35)
    Changes in operating assets and liabilities:
        Increase in accounts receivable               (1,323)         (1,790)
        Increase in inventories                       (1,006)         (1,707)
        Decrease (increase) in prepaid expenses
          and other assets                            (2,884)            121
        Increase (decrease) in accounts payable         (321)            319
        Increase (decrease) in other liabilities         604            (542)
                                                      ------          ------
            Net cash provided by (used in)
              operating activities                    (2,421)            127

INVESTING ACTIVITIES
Purchases of marketable securities                    (1,886)         (4,079)
Proceeds from sale and maturity of marketable
  securities                                           5,891           4,651
Acquisition of business                                 (467)
Purchases of furniture and equipment                  (1,899)           (791)
                                                      ------          ------
            Net cash provided by (used in)
              investing activities                     1,639            (219)

FINANCING ACTIVITIES
Repurchase of common stock                              (416)
Proceeds from employee stock option and stock
   purchase plans                                        498             226
                                                      ------          ------
            Net cash provided by financing
              activities                                  82             226

Effect of exchange rate changes on cash and
   cash equivalents                                        8
                                                      ------          ------

Increase (decrease) in cash and cash equivalents        (692)            134
Cash and cash equivalents at beginning of period       1,542           3,390
                                                      ------          ------

Cash and cash equivalents at end of period            $  850          $3,524
                                                      ------          ------
                                                      ------          ------


See notes to consolidated financial statements.

                              ACTIVE VOICE CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 DECEMBER 31, 1997

1.  INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Active Voice Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month and nine month periods ended December 31, 1997 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended March 31, 1997.

2.  INVENTORIES

Inventories are comprised of the following (in thousands):


                                        December 31, 1997   March 31, 1997
                                        -----------------   --------------
     Computer equipment                      $4,456              $3,602
     Custom component parts                   2,946               2,730
     Supplies                                   613                 677
                                        -----------------   --------------
                                             $8,015              $7,009
                                        -----------------   --------------
                                        -----------------   --------------


3.  NEW ACCOUNTING PRONOUNCEMENTS

In October 1997, the AICPA issued SOP 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition effective for transactions that the company will enter into beginning April 1, 1998. The Company has not yet assessed what the impact of the SOP will be on its financial condition or results of operations.

In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported primary earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Active Voice Corporation (the Company) is a leading manufacturer of voice processing systems and computer-telephone integration (CTI) products. The Company's products are sold worldwide through a network of independent telecommunications dealers, telephone equipment manufacturers and computer resellers. The Company markets four principal products: Repartee, Replay Plus, Replay and Lingo. Repartee, the Company's flagship and most feature-rich product, offers the largest call handling capacity. In addition, Repartee serves as the base for TeLANophy, a suite of the Company's CTI modules which provides complete call management and unified messaging capabilities. Replay Plus, the Company's mid-priced product, offers most of the voice processing features found in Repartee with the exception of the CTI functionality. The Company's Replay product provides basic voice processing features at a price point attractive to the small business market. In September 1997, the Company introduced Lingo. Lingo, targeted at the small office market, offers all basic voice processing features in a single proprietary hardware unit. Lingo is an affordable solution for small businesses as it does not utilize PC hardware and requires minimal dealer effort in its installation.

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

RESULTS OF OPERATIONS

NET SALES

                         Three Months Ended            Nine Months Ended
                             December 31,                 December 31,
                           1997      1996   Change       1997     1996    Change
--------------------------------------------------------------------------------
(Dollars in thousands)
Net sales                $14,063   $13,355   5.3%      $40,365   $36,591   10.3%
--------------------------------------------------------------------------------


Effective April 1, 1997, the Company rearranged its domestic and international distribution channels and certain sales personnel who support them. The Company's Canadian customers, which were previously under the umbrella of international sales, joined with the U.S. dealer channel to create the North America dealer channel. The new corporate sales channel replaces the OEM channel and includes both international strategic partners, which were previously included in the international sales channel, and value-added resellers (VARs) which were previously included in the domestic dealer channel. The Company made this adjustment to better focus its resources on meeting the unique product and service needs of its diverse customer base. For comparison purposes, the following discussion assumes the adjustment had been made on April 1, 1996.

Announced in September 1997, Lingo began shipping in the quarter ended December 31, 1997. The Company believes that Lingo's ease of installation and low price will make this product particularly appealing to the North America dealer market. The new version of Repartee, released February 4, 1998, is divided into two offerings: Repartee VP and Repartee CTI. The Repartee VP model provides small businesses wanting PC-based voice processing with a product that can grow with the customer. The Repartee CTI model is targeted to businesses desiring TeLANophy or larger capacity for unlimited subscribers. Both models offer the customer a solution providing more features than Replay and Replay Plus as well as the option to grow as the business requires. With the introductions of Lingo and the new version of Repartee, the Company intends to discontinue offering Replay and Replay Plus in the North America dealer channel on February 4, 1998.

THREE MONTHS ENDED DECEMBER 31, 1997

Net sales to the Company's North America dealer network during the quarter ended December 31, 1997 increased by 1.7% from the comparable period in the prior fiscal year. Net sales to the North America dealers represented 62% of total net sales for the three months ended December 31, 1997 compared to 64% of total net sales in the three months ended December 31, 1996. The increase in net sales to the North America dealer channel is largely attributable to increased unit sales of turnkey Repartee systems and the new Lingo offering, mitigated by decreases in unit sales and revenue of Replay Plus and Replay. As expected by the Company, Lingo sales have begun replacing some unit sales of Replay at the low end of the market. The Company also continues to experience a shift in product mix toward Repartee and TeLANophy, the Company's CTI product offerings, particularly from the Replay Plus traditional voice processing system. As mentioned above, the release of the latest version of Repartee will complete this transition, by eliminating Replay Plus and Replay sales in this channel altogether. The decrease in sales to the North America dealer channel as a percentage of total net sales can be credited to the success of the Company's strategic partner relationships as some dealers now purchase the Company's products through these corporate sales customers.

Net sales to the corporate sales channel increased by approximately 32% for the three months ended December 31, 1997 over the comparable period in the prior fiscal year. Net sales to corporate sales customers represented 23% and 22% of total net sales for the three month periods ended December 31, 1997 and 1996, respectively. The increase in net sales to corporate sales customers was attributable to increased unit sales of the Repartee and Replay Plus class of products and a new offering to a major customer in this channel. This new product ( "In-switch") combines Active Voice software with a single board that slides into the PBX. The board, which is purchased directly by the customer from a third party vendor, assimilates the functionality of both a PC and a voiceboard. By loading Active Voice software on the board, the Company can offer more integration features as a less expensive alternative than traditional voice processing systems with a separate PC and voice board. During the quarter, the customer had difficulty in securing enough of the hardware components to satisfy demand for the product. The Company believes that the hardware vendor has taken measures to address this problem. The largest corporate customer accounted for approximately 41.2% of total corporate sales and approximately 9.5% of total net sales during the three months ended December 31, 1997.

Net sales to international customers increased by approximately 12% during the three months ended December 31, 1997 in comparison to the prior year's same quarter, reflecting increased penetration of international voice mail markets. International sales represented 15% and 14% of total net sales for the three month periods ended December 31, 1997 and 1996, respectively. This year over year growth occurred despite the latter quarter's unusually high sales volume, primarily due to record kit and TeLANophy sales which occurred during the three months ending December 31, 1996. The increase in international net sales can mainly be ascribed to the acquisition of the Company's European distributor in September 1997 and, to a lesser extent, to higher unit sales of Replay. The Company's HTML interface for the Replay Plus and Replay product lines has proven extremely popular in the international marketplace due to the ease with which it allows products to be localized for foreign customers. This benefit has become particularly pronounced in its impact on Replay Plus in the quarter ended December 31, 1997, as revenue per unit on this product have increased when contrasted to the prior year's comparable quarter. The Company believes its localization efforts have improved product acceptance and demand in the international marketplace.

Sales of Visual Basic-based voice application tools by the Company's majority-owned Pronexus, Inc. subsidiary, acquired in January 1997, have also contributed to the sales increase when compared to the quarter ended December 31, 1996. Another factor contributing to the sales increase was the recognition of patent license fees related to the Company's stutter detect patent.

NINE MONTHS ENDED DECEMBER 31, 1997

Net sales to the Company's North America dealer network were essentially unchanged for the nine months ended December 31, 1997 over the comparable period in the prior fiscal year. Net sales to the North America dealers represented approximately 63% of total net sales for the nine months ended December 31, 1997 compared to approximately 69% of total net sales for the nine months ended December 31, 1996. The increase in revenue from higher unit sales of Repartee systems and TeLANophy software was offset by reduced unit sales of Replay Plus and Replay and by sales price promotions on Repartee and Replay Plus.

Net sales to the Company's corporate sales channel during the nine months ended December 31, 1997 increased by approximately 57% from the comparable period in the prior fiscal year. Net sales to corporate sales customers represented 23% and 19% of total net sales for the nine month periods ended December 31, 1997 and 1996, respectively. The increase in net sales to corporate sales customers was attributable to increased unit sales of Repartee, Replay Plus and Replay, all of which were partially offset by lower average revenues per unit. The release of the In-switch product during the third quarter of fiscal 1998 also contributed to the increase. The largest corporate customer accounted for approximately 41% of total corporate sales and approximately 9% of total net sales during the nine months ended December 31, 1997.

Net sales to international customers increased by approximately 31% during the nine months ended December 31, 1997, reflecting increased penetration of international voice mail markets. International sales represented 14% and 12% of total net sales for the nine month periods ended December 31, 1997 and 1996, respectively. The increase in international net sales is due to the acquisition of the Company's European distributor, as well as increased revenue and unit sales of Replay, which was offset by declining unit sales of Repartee systems and kits.


GROSS MARGIN

                         Three Months Ended            Nine Months Ended
                             December 31,                 December 31,
                           1997      1996   Change       1997     1996    Change
--------------------------------------------------------------------------------
(Dollars in thousands)
Gross profit             $8,661    $7,693    12.6%     $23,626   $21,454   10.1%
Percentage of net sales   61.6%     57.6%                58.5%     58.6%
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

The increase in gross margin as a percentage of net sales between the comparable three month periods is primarily attributable to three factors: a sales mix shift to the higher margin Lingo and Inswitch products, the receipt of the aforementioned patent license fees, and the settlement of third-party vendor hardware problems which occurred during the quarter. For the nine month periods ended December 31, 1997 and 1996, margins were slightly lower due to lower average selling prices of turnkey Replay Plus and Replay systems primarily in the North America dealer channel, mitigated by the factors affecting the three month period mentioned above as well as increased sales of TeLANophy software in all sales channels. Also, in the quarter ended September 30, 1997 the Company increased allowances for surplus and obsolete inventory, which lowered margins for the nine month period ended December 31, 1997. The increased reserves were attributable to isolated PC component problems and anticipated product platform changes.

RESEARCH AND DEVELOPMENT

                          Three Months Ended           Nine Months Ended
                             December 31,                 December 31,
                            1997     1996   Change       1997     1996    Change
--------------------------------------------------------------------------------
(Dollars in thousands)
Research and development  $2,191   $1,743    25.7%     $6,605    $4,951    33.4%
Percentage of net sales    15.6%    13.1%               16.4%     13.5%
--------------------------------------------------------------------------------


The increases in research and development expenses, both in dollar amount and as a percentage of net sales between the three month and nine month periods ending December 31, 1997 and 1996 were primarily attributable to an increase in compensation-related costs associated with additional engineering and development personnel and project-based contract development staff and associated recruiting costs. The increase in engineering personnel is attributable to the Company's development of new Windows NT-based products as well as to the addition of the Pronexus, Inc. development staff. In addition, engineering salaries have increased due to the competitive nature of the labor market and the Company's effort to attract and retain skilled employees. The shipment of Lingo systems in the quarter ended December 31, 1997 also required dedicated development personnel to ensure the quality of the released product. The Company continues to allocate significant resources to the localization of products for international markets and customization of products for strategic partner accounts. Included in the three months ended December 31, 1997 is the benefit of the modification of terms of a third party development contract, which reduced previously incurred expenditures.

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

SALES AND MARKETING

                         Three Months Ended            Nine Months Ended
                             December 31,                 December 31,
                           1997      1996   Change       1997     1996    Change
--------------------------------------------------------------------------------
(Dollars in thousands)
Sales and marketing      $3,813    $3,290    15.9%     $10,984   $9,571    14.8%
Percentage of net sales   27.1%     24.6%                27.2%    26.2%
--------------------------------------------------------------------------------


The increases in sales and marketing expenses during the three month and nine month periods ended December 31, 1997 over the comparable periods in the prior fiscal year, both in dollar amount and as a percentage of net sales, were primarily attributable to increased compensation-related expenses associated with growth in sales and marketing personnel and higher commission expense due to increased sales levels. Trade show expenditures and other promotional efforts also increased in an effort to establish awareness of the Lingo product and other current and future offerings. Increases in sales and marketing expenses in the nine months ended December 31, 1997 were also related in part to the addition of sales and marketing personnel and associated costs from Pronexus and the recently acquired Netherlands sales office. Sales and marketing expenses include both costs that are essentially fixed as well as costs that vary relative to sales volume and thus can be expected to fluctuate both in dollar amount and as a percentage of net sales from period to period.

GENERAL AND ADMINISTRATIVE

                              Three Months Ended            Nine Months Ended
                                  December 31,                 December 31,
                              1997    1996    Change     1997     1996   Change
--------------------------------------------------------------------------------
(Dollars in thousands)
General and administrative    $1,884  $1,159   62.6%    $4,436  $3,339   32.9%
Percentage of net sales        13.4%    8.7%             11.0%    9.1%
--------------------------------------------------------------------------------


The increases in general and administrative expenses, both in dollar amount and as a percentage of net sales, between comparable periods was primarily attributable to increased compensation-related and consulting expenses associated with the Company's investment in its management information systems infrastructure. Furthermore, the Company bolstered the ranks of its management personnel over the last year to be positioned for future growth opportunities. The strength of the US Dollar also gave rise to foreign exchange losses, particularly in Australia, when compared to the prior year period. General and administrative expenses, being relatively fixed in nature, can be expected to fluctuate as a percentage of net sales from period to period.

INTEREST INCOME

                         Three Months Ended            Nine Months Ended
                             December 31,                 December 31,
                           1997      1996   Change       1997     1996   Change
--------------------------------------------------------------------------------
(Dollars in thousands)
Interest income          $142      $197     (27.9%)    $469      $580    (19.1%)
--------------------------------------------------------------------------------


The decrease in interest income during the three month and nine month periods ended December 31, 1997 in comparison to the corresponding periods in the prior fiscal year were primarily attributable to lower average invested cash and marketable security balances. Average cash and marketable security balances decreased due to increased inventory holdings, vendor prepayments and certain business combinations. See "Liquidity and Capital Resources."


INCOME TAX PROVISION

                         Three Months Ended            Nine Months Ended
                             December 31,                 December 31,
                           1997      1996   Change       1997     1996   Change
--------------------------------------------------------------------------------
(Dollars in thousands)
Income tax provision     $270      $538    (49.8%)     $621      $1,330  (53.3%)
Effective tax rate       29.5%     31.7%               30.0%     31.9%
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

The decreases in the Company's effective tax rate for the three month and nine month periods ended December 31, 1997 over the comparable period in the prior fiscal year were primarily attributable to increases in the research and development tax credit and foreign sales corporation benefit as a percentage of taxable income.


NET INCOME AND NET INCOME PER SHARE

                         Three Months Ended            Nine Months Ended
                             December 31,                 December 31,
                           1997      1996   Change       1997     1996   Change
--------------------------------------------------------------------------------
(Dollars in thousands,
except per share data)
Net income                $618     $1,160   (46.7%)    $1,484    $2,843  (47.8%)
Percentage of net sales   4.4%       8.7%                3.7%      7.8%
Net income per common
   share - assuming
   dilution               $0.13    $0.25    (48.0%)     $0.32     $0.61  (47.5%)
--------------------------------------------------------------------------------


The decreases in net income and net income per share for the three month and nine month periods ended December 31, 1997 in comparison to the corresponding periods in the prior fiscal year were primarily attributable to the increased operating expenses, as discussed above under the individual income statement captions. The current market conditions of the Company's industry are extremely competitive, leading to notable pricing pressures. In addition, the Company has entered a significant investment period as it prepares for new product direction and future growth. The Company believes that these conditions will continue for the next several quarters. The number of common and common equivalent shares outstanding was comparable in the three month and nine month periods ended December 31, 1997, and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and marketable securities and investments decreased to $10.6 million or 26% of total assets at December 31, 1997 from
$15.3 million or 39% of total assets at March 31, 1997.   Cash flow used in
operations totaled $2.4 million during the nine months ended December 31, 1997. The Company had net working capital of $23.6 million at December 31, 1997.

During the quarter ended September 30, 1997, the Company repurchased 40,000 shares of its common stock for approximately $416,000 under its previously announced share repurchase program. During September, 1997, the Company acquired its European distributor, Active Voice B.V. based in The Netherlands. The purchase price of $467,000 was paid in cash and the acquisition was recorded under the purchase method of accounting. In addition, the Company made a one-time vendor prepayment of approximately $827,000 in the quarter ended June 30, 1997 to secure future inventory deliveries at a favorable discount price. To accommodate increased development personnel, during the nine months ended December 31, 1997 the Company effectively incurred $250,000 of prepaid rent by paying certain architectural fees and costs on behalf of the lessor in exchange for reduced future lease payments on new office space.

Accounts receivable, net of allowances, increased to $11.4 million at December 31, 1997 from $10.4 million at March 31, 1997. The increase in accounts receivable balances was due to higher net sales in the three months ended December 31, 1997 compared to net sales in the three months ended March 31, 1997. Days' sales outstanding at December 31, 1997 was essentially unchanged from March 31, 1997. Inventory levels increased to $8.0 million at December 31, 1997 from $7.0 million at March 31, 1997. The increase in inventory levels was primarily attributable to increasing raw materials requirements needed to meet the Company's growing sales base as well as initial inventory stocking for the Company's Lingo product.

The Company made $1.9 million in capital expenditures during the nine months ended December 31, 1997, compared to $791,000 during the comparable period of the prior fiscal year. The majority of the capital expenditures during the nine months ended December 31, 1997 consisted of computer hardware and software used to augment the Company's management information systems infrastructure, as well as purchases of furniture for the additional development personnel. Additional computer equipment was also purchased for use in research and development. The Company currently has no specific commitments with respect to additional capital expenditures during the remainder of fiscal 1998.

The Company has a $10,000,000 revolving credit line from a bank for financing working capital. No borrowings were outstanding under this agreement during the nine months ending December 31, 1997. The agreement expires on November 30, 1998.

The Company believes that ongoing maturity of securities in its investment portfolio, together with funds from operations and the revolving credit line, will provide sufficient resources to finance operations for the next several years.


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

     and military, political and transportation risks may significantly affect the company's operating results. In addition, the Company's international sales involve additional risks associated with governmental regulation, product adaptation to local languages and switching systems, and uncertainties arising from local business practices and cultural considerations.
- The Company has taken actions to understand the nature and extent of the work required to make its systems and products Year 2000 compliant. The Company has and will continue to make certain investments to modify or convert its software and hardware systems and applications to ensure that the Company's systems are Year 2000 compliant. The Company is still evaluating its product line and programs for assisting customers obtain Year 2000 compliance. Although the Company expects some costs associated with compliance, the financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year. However, if the modifications or programs are not made or introduced in a timely or cost effective manner, the Company or its customers may be unable to implement appropriate Year 2000 solutions, which could have a material adverse affect on the Company's business, financial condition or results of operations.

                              PART II. OTHER INFORMATION

ITEM 2(d).     CHANGES IN SECURITIES AND USE OF PROCEEDS

               At March 14, 1997, the Company had remaining net proceeds from its December 1993 initial public offering of $6,349,000. During the period from March 15, 1997 to December 30, 1997, the Company used $467,000 for the acquisition of a business, leaving remaining net proceeds of $5,882,000.



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits
                    10.  1998 Stock Option Plan
                    11.  Computation of Earnings Per Share
                    27.  Financial Data Schedule
               (b)  Reports on Form 8-K
                    On October 17, 1997 the Company filed a report on SEC Form 8-K, reporting in Item 5 thereof the appointment of Doug Beighle as a director of the registrant.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Active Voice Corporation
                                        (Registrant)

Date:  February 12, 1998                By:  /s/  Jose S. David
                                             ----------------------------
                                             Jose S. David
                                             Chief Financial Officer


                                             Signing on behalf of registrant and
                                             as principal financial officer