Form 10-K
period 1998-03-31
ACTIVE VOICE CORP
filed 1998-06-29
CIK 869554

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                              -------------------

                                     FORM 10-K

              Annual Report Pursuant To Section 13 Or 15(d) Of
                    The Securities Exchange Act Of 1934

                     For the Fiscal Year Ended March 31, 1998

                         Commission file number 0 - 22804


                           ACTIVE VOICE CORPORATION
            (Exact name of registrant as specified in its charter)


         WASHINGTON                           91-1235111
    State of incorporation)        (I.R.S. Employer Identification Number)

         2901 THIRD AVENUE, SUITE 500, SEATTLE, WASHINGTON 98121-9800
              (Address of principal executive offices, Zip Code)

                              (206) 441-4700
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  /X/     No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on June 15, 1998, as reported by the Nasdaq Stock Market was $38,262,193.(1)

    The number of shares of the registrant's Common Stock outstanding as of June 15, 1998, was 4,667,116.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement relating to the registrant's 1998 Annual Meeting of Shareholders to be held on August 19, 1998, are incorporated by reference into Part III of this Report

-------------------
(1) Excludes shares held of record on that date by directors and officers of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
PART I
Item 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . .     1
             Industry . . . . . . . . . . . . . . . . . . . . . . . . .     1
             Strategy . . . . . . . . . . . . . . . . . . . . . . . . .     2
             Products . . . . . . . . . . . . . . . . . . . . . . . . .     4
             Sales and Marketing. . . . . . . . . . . . . . . . . . . .     8
             Product Development. . . . . . . . . . . . . . . . . . . .    10
             Manufacturing. . . . . . . . . . . . . . . . . . . . . . .    11
             Competition. . . . . . . . . . . . . . . . . . . . . . . .    11
             Proprietary Rights . . . . . . . . . . . . . . . . . . . .    13
             Employees. . . . . . . . . . . . . . . . . . . . . . . . .    14

Item 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . .    14
Item 3.      Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    14
Item 4.      Submission of Matters to a Vote of Security Holders. . . .    14
Item 4A.     Executive Officers of the Registrant . . . . . . . . . . .    14

PART II
Item 5.     Market for Registrant's Common Equity and
              Related Stockholder Matters . . . . . . . . . . . . . . .    16
Item 6.     Selected Financial Data . . . . . . . . . . . . . . . . . .    16
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . .    17
Item 8.     Financial Statements and Supplementary Data . . . . . . . .    29
Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure. . . . . . . . . .    45

PART III
Item 10.    Directors and Executive Officers of the Registrant. . . . .    45
Item 11.    Executive Compensation. . . . . . . . . . . . . . . . . . .    45
Item 12.    Security Ownership of Certain Beneficial Owners
               and Management . . . . . . . . . . . . . . . . . . . . .    45
Item 13.    Certain Relationships and Related Transactions. . . . . . .    45

PART IV
Item 14.    Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K . . . . . . . . . . . . . . . . .    45

            SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .    51

PART I.

ITEM 1.   BUSINESS

Active Voice Corporation (Active Voice or the Company) is a leading manufacturer of voice processing systems and PC-based computer telephony integration (CTI) solutions, with more than 53,000 installations in over 60 nations. An international company, Active Voice corporate headquarters are located in Seattle, with representatives throughout the United States, as well as offices in Australia, Canada, China, France, India, the Netherlands, and the United Kingdom.

The Company's software and servers enable people to manage information and communicate more effectively by integrating their traditional office telephone systems (also known as TELEPHONE SWITCHES) with personal computers, the local area network (LAN), and the Internet. Its products allow businesses to incorporate telephony functions and PC-based unified messaging and desktop call handling into their daily operations. This functionality includes such basic applications as voice mail, and more advanced applications such as CTI. CTI allows people to control all voice, fax, and e-mail messages, as well as inbound and outbound telephone calls, visually using a personal computer. The Company was one of the first voice processing manufacturers to offer an integrated product that permits on-screen desktop management of the entire spectrum of personal communications, and has continued to research, develop, market, and distribute novel CTI solutions.

Founded in 1983, the Company was one of the pioneers of PC-based voice processing and is now a recognized leader in CTI applications. The Company's products are based upon technology identified at Massachusetts Institute of Technology's Media Laboratory for Speech and Artificial Intelligence, which it considers one of its principal competitive advantages. The Company believes its focus on comprehensive solutions that are both simple to learn and easy to use, combined with its commitment to continued product innovation, give it a competitive advantage in a dynamic industry.

INDUSTRY

According to industry statistics, the domestic market for voice processing systems comprises more than 50 manufacturers, whose voice messaging products accounted for aggregate end-user revenues of approximately $2.2 billion in 1996 (1997 revenue numbers were not available at June 29, 1998). Manufacturers of voice processing systems include switch suppliers such as Lucent Technologies, Inc., Nortel Inc. and Siemens Business Communication Systems, Inc.; independent manufacturers of proprietary systems such as Centigram Communications Corporation, Octel Communications - now a division of Lucent Technologies; and Comverse Technology, Inc.; and independent manufacturers of PC-based, open-architecture systems such as Active Voice and Applied Voice Technologies, Inc. According to preliminary industry statistics for total number of domestic voice processing systems shipped in 1997, the Company ranked third only behind Lucent Technologies and Nortel. References in this paragraph, as well as elsewhere in this Report, to industry statistics concerning sales and shipments by the Company and its competitors are based on estimates compiled relative to the U.S. market by Dataquest Corporation, an independent research firm specializing in high technology.

Traditionally, the term VOICE PROCESSING has referred to various ways to facilitate interaction over the telephone between a caller, one or more persons, and a computer. These systems were generally offered as stand-alone products by different vendors and distributors and were based on expensive proprietary hardware and software.

The first voice processing systems performed basic applications. The three most common of these basic voice processing features are: 1) VOICE MAIL--which allows a caller to store voice messages and replies in a computer. Typical voice mail features include the ability to record, store, and delete messages, as well as to direct messages to multiple subscribers. 2) AUTOMATED ATTENDANT- which allows a caller to direct the computer to switch the call automatically to a telephone extension different from the one dialed. 3) INTERACTIVE VOICE
RESPONSE (IVR) which allows a caller to obtain requested information in voice form from a local or remote database. An example of IVR is simply selecting announcements from a list of options stored in the computer (also known as AUDIOTEXT). These basic voice processing functions offer integrated and simplified access to various types of communications and information through the traditional telephone system.

As the demand to integrate communication technologies, lower product costs, and reduce the time to market of new products increased, and as significant advances in personal computer hardware and software were made, two trends developed that facilitated the creation of more advanced messaging applications. The first trend was a shift from proprietary hardware. As the costs of personal computers and their component parts decreased, it became more economical for system developers to create scaleable, non-proprietary (also known as open-architecture) products that used standard hardware and software. Historically the Company has focused its development efforts on open architecture-based systems, an approach that has allowed the Company to take advantage of rapid improvements in third party hardware and software.

The second trend was a shift from central office, or centralized, computing environments to client-server architectures that utilized a company's local area network (LAN; also known as the Intranet) and the Internet. This created demand for new communications solutions that would provide communications networking between branch offices.

As a result of these developments, voice processing systems can now provide more advanced functions that enable users to utilize voice, personal computers, and touchtone telephones in different ways to manipulate calls, interact with computer databases, and access and respond to messages or data. Examples of advanced applications include the ability to visually manage all telephone traffic from a personal computer. A second example would be the ability to have the computer read e-mail messages to the recipient over a telephone. The Company has developed products that take advantage of these trends in the market, thereby making internal and external communications more efficient.

In addition to developments in computer hardware and software, over the past decade there has been a proliferation of new methods of business communication, such as facsimile (fax), electronic mail (e-mail), and Internet telephony (the ability to make voice phone calls over the Internet). These advances in technology and communications infrastructure have had the effect of making it easier to exchange voice and data using pagers, cellular phones, and portable computers with communications capabilities. As a result, voice processing systems can now access and interact with a wide range of communications devices, such as cellular telephones and pagers.

The creation of each new communications device, accompanied by the integration of telephone systems with computers on an Intranet or the Internet, created demand for innovative products to streamline the message retrieval process and allow the user to access all electronic messages using the most convenient communications device from anywhere. The Company has responded to this market demand by developing unified messaging products that store all messages in one location for access via any application. For example, integrating the telephone system with computers has allowed the Company to develop a text-to-speech application that uses a synthesized voice to read e-mail messages over the telephone. In addition, the Company manufactures a product that allows the user to use touchtones to route a fax to the nearest facsimile machine for printout, anywhere, at any time. The connectivity among various means of electronic communication (the merging of data networks and telephones) is delivering people more choices of how and when they wish to access information.

STRATEGY

MISSION STATEMENT: Active Voice makes products that empower people to communicate in the easiest, most efficient, and unified way. With Active Voice open standards-based software running on its servers and PCs, an organization's people and customers can communicate all over the world, at any time, and control multimedia messages (voice mail, e-mail, or fax mail) with whatever medium (currently desktop and laptop computers, wired and wireless telephones, and pagers) is the most convenient and preferred way.

The Company's strategy is to develop innovative, easy-to-use, cost efficient, PC-based voice processing systems and computer-telephony integration solutions to offer integrated access to a broad range of communications with other people and databases.

The Company's strategy is based on five basic elements:

EMPHASIZE SOFTWARE, NOT HARDWARE. The Company concentrates its development efforts on software rather than on the design or modification of hardware. The Company believes product value is created most efficiently by emphasizing software solutions to meet customer needs.

USE STANDARD, OPEN SYSTEMS AND HARDWARE. The Company's products use standard, open-architecture PC platforms and operating systems, like Microsoft NT, Exchange and BackOffice, rather than proprietary computer hardware and operating systems. As a result, the Company can rapidly adopt new PC-based technologies and capitalize on the substantial expenditures made by third parties that develop new technologies for the general PC environment. The use of commonly available hardware components and software minimizes the Company's manufacturing activity and helps reduce THE OVERALL COST OF ITS PRODUCTS WHILE CONTINUING TO ADD ENHANCED FUNCTIONALITY.

MAKE PRODUCTS EASY TO USE, INSTALL, AND MODIFY. The Company strives to maximize ease-of-use for the end user, the system manager, and the installer. The Company's products are designed to be "people-oriented," with features that can be used readily without special training or manuals. For example, the Company's 1 for Yes, 2 for No-Registered Trademark- user dialogue gives first time voice mail users easy and immediate access to all the system's features. Also, the Company programs into its products installation procedures, screens, and menus that allow automatic configuration to over 200 different PBX, key system, and Centrex switches and enable the system manager to modify features to meet user needs.

MINIMIZE DISTRIBUTION OVERHEAD. The Company achieves broad market coverage for its products domestically and internationally, without the use of a direct sales force, through a nationwide network of independent telephone system dealers, and through original equipment manufacturers (OEMs), also termed "strategic partners." With the emergence of CTI, the Company has utilized an additional distribution channel-the Value Added Resellers (VARs). These experienced data professionals specialize in industry solutions and sell not only servers, but also desktop software to businesses and offices. This diversified distribution structure gives the Company exposure to the substantial customer bases of these different types of organizations.

FOCUS ON SMALL- TO MEDIUM-SIZED OFFICES WITH COST COMPETITIVE SOLUTIONS; LARGER OFFICES BY LEVERAGING OPEN STANDARDS. The Company's products are designed for use by businesses and offices in a wide range of enterprises, including manufacturing, retail, service, health-care, and governmental institutions. Since 1986, the Company's products have offered many of the features commonly available in large, proprietary voice processing systems, at price points more affordable to the small- to medium-sized businesses, a target market. The Company is also entering the larger end-user market through its relationships with strategic partners and is seeing interest from larger businesses, including Fortune 500 companies interested in its strategy for open standards and the direction the Company is headed with its research and development efforts. The Company believes its strategic relationships will play a significant role in its strategy to increase market share, as well as provide opportunities for the Company to have a greater presence in the larger end-user market.

PRODUCTS

The Company's products offer a full range of voice mail and CTI solutions, from basic through advanced applications, and have been designed to fit the functional and financial needs of specific market segments. All Active Voice products offer voice mail, automated attendant, audiotext, and fax mail features and most require the assistance of a dealer or other trained installer to configure them to the end-user's telephone. The Company also offers vertical market applications, switch integrations, fax products, replacement hardware, and other miscellaneous items. The Company's products are utilized by a broad variety of enterprises in manufacturing, retail, service, health-care, governmental, and institutional settings.

The Company offers five products: Repartee-Registered Trademark-, Replay Plus-TM-, Replay-Registered Trademark- and Lingo-TM-, and a line of In-switch products manufactured solely for some it is strategic partners. An NT-based communications server, Unity-TM-, is currently under development.

The Company's voice processing products typically include the following principal components: an IBM-compatible PC platform; one or more voice processing circuitboards (voice boards), which contain signal processors to compress and digitize voice and detect various tones; and the Company-designed software. To keep costs down, Lingo runs Company-designed software on a proprietary platform. In addition, the Company's In-switch products run Company-designed software on a single board inserted inside the telephone system.

The Company has developed software that enables most of its products to integrate with more than 200 different PBX, key system, and Centrex telephone switching systems from 68 different manufacturers. The Company believes this number of integrations represents approximately 90% of the types of installed switches in the United States, and views its ability to integrate with such a large portion of available telephone systems as one of its key competitive advantages.

In addition, all the Company's software except for Lingo, which runs on a proprietary system, is written to standard PC hardware and operating system architecture.

REPARTEE -- The Company's first product, Repartee, was introduced in 1986. Repartee offers the largest call handling capacity of the Company's products, plus additional features such as fax detect and transfer, fax mail (the ability to verbally annotate, collect, and store faxes), fax-on-demand (the ability to request via a touchtone telephone that a specific fax be sent to the caller's fax machine), call screening, e-mail messaging using text-to-speech conversion, multi-office networking, and easy message access via touchtone telephone or personal computer.

In February 1998 the Company released Repartee version 7.44. This new release split the product into two models, Repartee VP and Repartee CTI, and incorporated the most powerful features of the Company's Replay and Replay Plus voice messaging platforms. (For a discussion of Replay and Replay Plus, see below.) Both Repartee VP and CTI run on IBM's OS/2 Warp 4.0 operating system, use Dialogic voice boards and are available as a turnkey product (already assembled) or as a kit that the dealer may assemble on site.

Repartee's target market is small- to medium-size businesses that want a voice processing system that can grow in capacity and functionality, as their business needs change.

REPARTEE VP -- provides users with basic applications such as voice mail, automated attendant, and fax capabilities from any touchtone telephone. It can network remote sites, has multilingual capabilities, and can run the Company's lodging industry software package, Hospitality. (For a discussion of Hospitality, see below.) Repartee VP is available in two and four port configurations, and offers up to 100 hours of storage.

To make it quicker and easier for users of the system to add optional software packages, or to upgrade from Repartee VP to Repartee CTI, all software comes on one CD-ROM, and is installed by purchasing a code from the Company and then inputting it into the server. This seamless upgrade path from Repartee VP to Repartee CTI, and the simplified process of adding software packages through the use of upgrade codes, is a strategy the Company believes increases the product's marketability.

REPARTEE CTI -- offers all the basic communications applications found in Repartee VP, and also works with the Company's suite of computer telephony integration software, known as TeLANophy, to provide users with advanced unified messaging and call control applications. Users with TeLANophy can still access all their electronic messages from a touchtone telephone, and also have the ability to access and manage all their messages visually from a personal computer. (For a more complete discussion, please see the TeLANophy section below.) The Company sees this multiple user interface as a benefit to consumers, since it offers the ability to control their messages in the way that is most convenient for them.

Repartee CTI is scaleable from four to 60 ports and has up to 500 hours of storage. Repartee CTI also runs on the Company's Large System Platform (LSP), which adds enhanced computing power and fault-tolerance to Repartee. With up to 60 ports of capacity for an unlimited number of subscribers, the LSP is advantageous for larger customers.

Currently, Repartee version 7.44 is shipping in the United States and Canada, and Repartee 7.42 is shipping in all markets outside of the United States and Canada. The Company plans to release Repartee 7.44 internationally in calendar year 1998 on a country- by-country basis as prompts become localized for individual countries. Sales of Repartee accounted for approximately 38% of the Company's fiscal 1998 revenue.

REPLAY -- In 1991, the Company introduced Replay to segment its target market and appeal to more price-sensitive, smaller enterprises. A simple "plug and play" voice processing product intended for small office settings, Replay provides automated attendant, voice mail, audiotext, and facsimile capabilities. Replay does not require a computer screen or keyboard, and most of the installation is performed by the end user.

Replay runs on the Microsoft DOS operating system, and features an HTML (hypertext markup language) system administrator interface that simplifies installation and customization. With the HTML graphical interface, system administration can be accomplished remotely via a corporate Intranet or the Internet. Routine maintenance and modifications can also be done via modem.

Replay is currently offered in all the Company's markets outside the United States and Canada. Sales of Replay accounted for approximately 15% of the Company's fiscal 1998 revenue.

REPLAY PLUS -- The release of Replay was followed in 1992 by the introduction of Replay Plus. Replay Plus offers all the functionality of Replay, including the HTML system administration interface, as well as support for fax-on-demand, Hospitality, and the ability to customize nearly all voice mail features. The product runs on the Microsoft DOS operating system, and, like Repartee, utilizes the AMIS protocol. Replay Plus is currently offered in all the Company's markets outside the United States and Canada. Sales of Replay Plus accounted for approximately 25% of the Company's fiscal 1998 revenue.

LINGO -- In 1997 the Company released Lingo, a full-featured voice mail system designed at a lower price point for small businesses, the market segment the Company believes least penetrated by voice mail products. The Company strongly believes success in the small business market depends upon its ability to deliver a product that offers powerful features while being affordable, easy to use, install, and maintain. The Company feels Lingo fits this profile.

Lingo is a turnkey product that offers voice mail, automated attendant, audiotext, and fax detect, route, and notify capabilities from any touchtone telephone. Lingo is a stand-alone unit that runs on an embedded PC-DOS operating system. The product comes in two- or four-port configurations with two or four hours of storage. In addition, Lingo is a solid-state system with no moving parts; a design the Company believes reduces the possibility of product malfunction while increasing its marketability.

Lingo is sold in the United States, Canada, India, and Hong Kong. The Company plans to increase the product's distribution on a country-by-country basis during the calendar year 1998. Sales of Lingo accounted for approximately 3% of the Company's fiscal 1998 revenue.

IN-SWITCH -- The Company manufactures a line of In-switch products for some of its strategic partners. An In-switch product is comprised of software and hardware incorporated directly into the telephone switch. Developing In-switch products allows the Company to leverage its core competency of software development to deliver full voice mail functionality. Currently the Company's In-switch products ship on 65-70% of the NEC telephone systems for which the Company builds cards. The Company is currently in negotiations with other manufacturers of telephone systems to supply them with In-switch products. Sales of In-switch products accounted for approximately 2% of the Company's fiscal 1998 revenue.

TeLANophy

TeLANophy is a suite of computer telephony integration products that includes client software installed on the desktop personal computer that communicates with the Repartee CTI voice processing server attached to the LAN. Together, they offer Repartee CTI users unified messaging and call control functionality, including: (1) the ability to use a desktop PC on a LAN for real-time control of multiple incoming and outgoing calls with the drag-and-drop feature of Microsoft Windows, (2) graphical management of voice mail and facsimile messages, and (3) the ability to listen and respond to e-mail from a touchtone telephone. TeLANophy allows the user to use the PC mouse and keyboard to perform on the personal computer the functions normally done on the telephone keypad. ViewCall Plus 2.0, ViewMail, ViewMail for Microsoft Messaging, Message Integration for Novell GroupWise, ViewFax, and E-Mail Integration are all modules of TeLANophy.

     - VIEWCALL PLUS 2.0 -- allows users to see incoming calls on their personal computer screens and manage multiple calls as they arrive. When Repartee CTI routes a call to an extension, ViewCall Plus 2.0 alerts users with visual and audio cues. With their PC mouse, users click on buttons to take calls, ask callers to hold, take messages, or transfer calls to a different extension. Additionally, ViewCall Plus 2.0's monitor feature allows the user to listen to a voice message as it is being recorded by the caller and, if the user wishes to speak to the caller, he or she can pull the caller out of voice mail and transfer the call to his or her extension.

     With specific telephone systems, ViewCall Plus 2.0 also has the capability to collect data about the call and identify callers. With this information, ViewCall Plus 2.0 can retrieve records from Personal Information Managers (PIMs) and automatically display the records on screen before the call is answered. Moreover, when used with a TAPI- or TSAPI-compliant telephone system, ViewCall Plus 2.0 works in enhanced mode, and provides additional functionality. For example, the product has been embedded with the Company's PhoneBASIC telephony scripting tool, based on Microsoft's Visual Basic. With this tool, ViewCall Plus
2.0 can be configured to interact with databases, work with spreadsheets and direct calls according to a set of predictive dialing functions. In addition, ViewCall Plus 2.0 supports Object Linking and Embedding (OLE) drag-and-drop and OLE automations, as well as Open Database Connectivity (ODBC), so it can interact with any other application that supports ODBC.

     - VIEWMAIL -- makes voice and fax messages available on a desktop PC. Using a Microsoft Windows interface, ViewMail displays the sender's name, subject, and the date and time messages were sent. Messages are managed with a few clicks of ViewMail's easy-to-use buttons, letting the user hear, reply, redirect, archive, delete, and leave messages, as well as rewind, pause, and fast forward them during playback. With a sound device on a multimedia PC, ViewMail allows a user to play and record messages without picking up the telephone.

     - VIEWMAIL FOR MICROSOFT MESSAGING (VMM) -- offers Microsoft Exchange and Outlook users the benefits of unified messaging, including the ability to access voice, fax, and e-mail messages from within one application. All messages are stored in one inbox, eliminating the need to check messages in separate applications. A user can save voice and fax messages indefinitely along with e-mail in Exchange and Outlook folders, send voice and fax messages to an e-mail address (even if the recipient does not have a voice mail system), and download voice and fax messages to work with off line. VMM also has all the easy-to-use features of ViewMail, making it faster and easier than using touchtones on the telephone to listen and reply to messages.

     - VIEWFAX -- gives a user graphical fax handling capabilities. With ViewFax, users can send, receive, and manipulate faxes from any networked personal computer. ViewFax works with the Company's Active Fax facsimile detect, route, and notify software, and with ViewMail and VMM to deliver incoming faxes to a personal computer. ViewFax displays the fax on the computer screen, gives the user the power to copy all or portions of the fax into Microsoft Word documents, and allows the user to redirect faxes to any other subscriber. Using Print-to-Fax, ViewFax also integrates with personal database applications, so each user can deliver faxes to any contact or several contacts at once, in just a few seconds right from his or her desktop PC.

     - MESSAGE INTEGRATION FOR NOVELL GROUPWISE -- offers a universal messaging center where a user can check GroupWise messages (e-mail, schedules, appointments, and tasks) and Repartee CTI voice and fax messages in one mailbox that can be accessed by telephone or desktop PC. Repartee CTI uses the Message Notify/Delivery module to let a user know when new GroupWise messages arrive, as well as to allow the user to send GroupWise messages to the nearest fax machine when out of the office. The Message Reader module reads GroupWise messages in clear, spoken English, enabling the user to listen and respond to these text messages from any touchtone telephone.

     - E-MAIL INTEGRATION -- provides 24-hour e-mail access over a touchtone telephone. When users check their universal mailbox, the E-Mail Notify/Delivery module includes notification of e-mail receipt with voice and fax messages. Information is provided about each e-mail message so it can be quickly prioritized. The software also provides the option of forwarding e-mail to the nearest fax machine for printing. With the E-Mail Reader module, users can listen to any e-mail message using text-to-speech conversion, and then record a reply that is sent as a voice mail message or an e-mail attachment.

OTHER PRODUCTS AND FEATURES:

ACTIVE FAX -- gives users of Repartee and Replay Plus fax handling capabilities. It includes fax mail to store incoming faxes electronically and fax-on-demand to let outside callers retrieve documents from a fax library.

HOSPITALITY -- provides hotel guests with easy, timely and convenient messaging, and is available in several multilingual guest conversation modules. Taking advantage of its core product technology, the Company has developed this specialized vertical market application for the lodging and hospitality industry. Hospitality is designed to increase the efficiency of the hotel office staff by providing unified messaging and on-screen call management.

Other optional features for the Company's products, such as tape backup, disk redundancy and tool kits, are offered with Repartee and Replay Plus, and can be configured by dealers according to a particular end user's application.

The Company does not presently customize its products for dealers or end users, but does perform limited feature customizations as requested by certain OEMs.

PRODUCTS IN DEVELOPMENT

The Company is in the process of developing Unity, an NT-based communications server. The product will feature voice mail, unified communications, desktop call management, and facsimile features, as well as an HTML system administration interface. The Company has reached an agreement with

Omtool, Ltd. to offer Omtool's Fax Sr. fax server with the product. The Company's subsidiary, Pronexus Inc. will provide IVR software. Designed from the ground up to integrate with the Microsoft Exchange server, Unity will use native 32-bit architecture, streaming media, and LDAP (lightweight directory access protocol) directory services to give its product a competitive advantage in the marketplace.

Unity is scheduled for release in 1998. There is no assurance that introduction of Unity will not be delayed, allowing competitors to gain a market share advantage, or that such products will be successful in the marketplace.

PRONEXUS INC.

In January 1997, the Company acquired a majority interest in privately held Pronexus Inc., a leading provider of Visual Basic (VB) voice application tools that enable developers to quickly and easily create Windows NT-based, interactive voice response applications. IVR allows people to access, manipulate and process information from computer databases with any touchtone telephone, even while away from the office. An example of IVR is conducting business with the bank by using a touchtone telephone to transfer money from a savings to a checking account, review account balances, or make payment on a credit card. The Company believes its majority ownership of Pronexus will create synergies in distribution channels, sales and marketing, and strategic partnerships and enable the Company to provide additional enhanced features to its product base. In addition, the Company considers the acquisition to be important for its overall strategic plan for long term growth.

SALES AND MARKETING

The Company achieves broad market coverage for its products through a variety of wholesale distribution channels, which the Company believes to be optimal considering the technical knowledge and skill required to sell and install voice processing products. Domestically, the Company distributes its products through a nationwide network of more than 700 independent telephone system dealers, and also through OEM arrangements with various manufacturers of telephone systems and business equipment. While the Company supports its dealers and OEMs with Company personnel, this distribution strategy limits the Company's selling expense overhead by largely avoiding the costs of direct sales, installation, and customer support activities. The Company leverages its sales efforts through its affiliation with numerous established dealer, OEM, and VAR sales organizations, thereby achieving exposure to the substantial installed customer bases of these organizations. A similar distribution strategy is utilized by the Company for its international sales.

The Company has employees engaged in domestic and international sales, sales management, and dealer and OEM support activities. The Company has sales representatives in Australia, Canada, China, France, Germany, India, the Netherlands, and the United Kingdom, and has distribution relationships with dealers, distributors, or OEMs in 42 other foreign countries.

The Company maintains an in-house marketing and public relations team. In international markets, the Company has been experiencing a demand for larger systems, and therefore has expanded its marketing and sales efforts to meet these demands. Products are marketed principally by attending trade shows and advertising in periodicals oriented toward dealers and end users. The Company provides its dealers with marketing materials, and provides specialized documentation to its strategic partners.

NORTH AMERICAN DEALER NETWORK

The Company's North American dealer network consists of more than 700 independent telephone system dealers in the United States and Canada. The dealer network is managed by full-time regional and divisional managers, who often accompany dealers on sales calls and are compensated through a commission plan based on quarterly quotas. A typical dealer for the Company's products is a small business operator who primarily sells telephone systems to small- and medium-sized businesses and relies upon the Company's products to augment such sales. Most dealers also handle competing voice processing products. The Company attempts to maintain relationships with a large number of dealers and, because of the potential for dealer turnover, considers it advantageous not to become overly dependent upon a few dealers.

The Company believes that the loyalty of its dealers is dependent upon maintaining and enhancing the value inherent in its products and the quality of its dealer support. Dealers are encouraged to attend initial Company-sponsored training sessions on system usage, installation, maintenance, and customer support. In addition, the Company provides advanced training on an ongoing basis. Since the Company began selling TeLANophy, it has been necessary to augment advanced training for its dealer network because the sale and installation of TeLANophy requires both telephony and computer networking expertise.

Dealers generally purchase turnkey voice processing systems from the Company, but may also purchase voice board-and-software kits that they can combine with PCs of their own selection. Dealers are subject to agreements with the Company covering matters such as payment terms, protection of proprietary rights, and nonexclusive sales territories, but these agreements do not restrict the dealer's ability to carry competing products and are terminable by either party on short notice.

VALUE-ADDED RESELLERS (VARs)

The greater technical complexity of CTI products and the need for both PC and LAN technical knowledge and support capability has made it advantageous for the Company to utilize a new channel of distribution for these products. The Company currently has a VAR agreement with Inacom Corporation, a technology management services company, and an agreement with Ingram Micro, Inc. a wholesale distributor of technology products and services. Because VARs offer industry and technical solutions and provide both LAN and software expertise, the Company believes they have the ability to assist the Company in selling and distributing its products to a new and much broader audience.

ORIGINAL EQUIPMENT MANUFACTURERS (OEMs)

The next major channel of distributing the Company's products is through 11 domestic and international OEMs, also known as strategic partners, who are typically manufacturers of telephone systems, including NEC Corporation and its subsidiaries; Siemens Business Communication Systems, Inc.; Executone Information Systems, Inc.; Comdial Corporation; Tadiran Telecommunications, Ltd.; Harris Corporation; Philips Communication Systems, B.V.; Crane Telecommunications, Ltd. and Grupo Delta Telecom. NEC Corporation and its subsidiaries accounted for approximately 11% of the Companies fiscal 1998 revenues.

The Company has had long term relationships with a number of these manufacturers. It believes that its OEM relationships enable it to develop up-to-date switch integrations with broader features for the OEM's switches, to develop exclusive in-switch products and to gain early insight into market trends. In addition, by designing its products to take advantage of the unique features of a specific OEM telephone system, the Company is able to further establish its voice processing systems as the product of choice for companies wanting to leverage their existing hardware and software investments.

OEMs generally market the Company's products under their own brand name, with their own literature, and through their own sales and technical support networks. The Company will, however, supply OEM's with specialized technical publications featuring the OEM's company and brand names. OEM contracts typically have a term of one or more years and provide for volume discounts and initial or minimum sales volumes.

INTERNATIONAL SALES

In the last few years, the Company has increased its focus on international sales and made substantial investments in expanding its penetration in international markets. Competition has increased over the last few years, primarily due to market acceptance and advances being made to change the regulatory requirements and technology barriers that have characterized the international marketplace. As international markets develop, the Company believes that small- to medium-sized businesses will become more familiar with voice processing and its benefits and therefore increase the demand for its products' enhanced features and specialized applications. In addition, the Company considers the current markets in Australia, Asia Pacific, and much of Western Europe to exhibit characteristics similar to the U.S. market, but with penetration in these markets being approximately two to three years behind the domestic market. In these regions, generally only the large organizations have installed voice processing systems, but product inquiries by potential customers and distributors continue to increase. Although the Company believes that smaller enterprises in most developed countries have the same needs for improved telecommunications as in the U.S., it is difficult to predict the rate and extent of demand for voice processing products in these markets.

In the last few years the Company has increased its research and development efforts to localize its core products. Sales of voice processing products in foreign countries often require additional configuration to adapt to local telephone systems or signal standards. Conversion to foreign language and local conversation patterns has historically been performed by the local dealer, distributor, or OEM, and the Company believes alliances with local entities familiar with local telephone systems and local business conditions, as well as hiring local employees, are important to successful penetration of most foreign markets. The Company does, however, maintain a Globalization Group to research and implement localization of its products. The Company's Repartee and Replay products are currently available in six system-wide languages and nine hotel guest conversation-only languages (available in the Company's Hospitality package). Foreign sales also frequently require governmental approvals of part or all of the voice processing system, typically relative to electrical safety and compatibility with that country's public telephone network, and local telephone systems and equipment. To date, component approvals have been obtained primarily by the voice board manufacturer.

PRODUCT SUPPORT

The Company's dealers and OEM customers are primarily responsible for supporting end users who purchase one of the Company's products. The Company does, however, provide a substantial amount of technical and sales support to its dealers and OEM customers. The Company maintains a technical support staff, devoted to dealer and OEM support. Technical support can be reached on a toll-free number 12 hours per day on weekdays and emergency support is available on weekends and holidays. The Company also provides a limited warranty on elements of its products and permits product returns, without charge, if within 30 days. Although the Company generally does not offer maintenance contracts for its systems, dealers often independently sell maintenance contracts to end-users.

PRODUCT DEVELOPMENT

The Company believes that it has numerous product development opportunities, which it intends to pursue through the development of new software products, enhancements to its existing products, and investments in NT-based products. The Company considers its current products to be competitive with products offered by others in its industry segment. Nonetheless, it is convinced that it must continue to make substantial expenditures on research and development in order to maintain its competitive position. The Company has not to date capitalized any of its software development costs.

Three engineering groups perform the Company's product development efforts. The Enterprise/Server Products group responds to the needs of the high-end product offering, Repartee, TeLANophy, and Unity, as well as switch integrations and vertical market applications. The Small Business Systems group works on Replay, Replay Plus, and Lingo. The Advanced Products and Technology group focuses on the development of new products and features that the Company believes will be important on a three to five year horizon.

A separate staff of engineers is devoted to product testing and quality assurance. Voice processing systems are often considered crucial to an end-user's business. The importance of incoming business calls, coupled with the real-time nature of voice processing functions, makes system reliability an important competitive requirement. The Company believes that the ongoing research within its various business groups assures the continued high reliability of its current and future products. To date, the Company has not experienced any significant post-release errors or bugs in its products, but there can be no assurance that such problems will be avoided in the future, particularly as its products become more complex and sophisticated.

MANUFACTURING

The Company's product strategy emphasizes the development of software as opposed to hardware, and the use of standard PC-related hardware components in its products, in part to limit its manufacturing activity. The Company's manufacturing operations consist primarily of final assembly and quality control testing of materials, subassemblies and systems. The Company does not manufacture or perform significant modifications on any hardware components, and is therefore dependent upon third-party manufacturers or vendors of certain critical hardware components such as PCs and voice boards.

The Company's products incorporate a number of commercially available application cards, fax boards, voice boards, and other circuitboards that enable integration with certain telephone systems. Voice boards are available in quantity from very few domestic suppliers. Traditionally, the Company's products have incorporated only voice boards manufactured by Dialogic Corporation, primarily because of the cost and effort required to develop telephone switch integrations for an alternate voice board. Although Dialogic Corporation has been a reliable and timely source of voice boards, for strategic reasons the Company also offers some products that incorporate voice boards manufactured by Bicom, Inc., an alternate supplier. The Company purchases the hardware component of its Lingo product from Santa Barbara Connected Systems Corporation and is currently evaluating an alternate supplier.

To minimize its manufacturing costs, the Company recently signed an agreement with Dell Computer Corporation to ship the Company's turnkey Repartee voice processing systems on Dell computers. Dealers provide installation and post-sale customer service, and often sell maintenance contracts along with the Company's products.

COMPETITION

The voice processing industry, specifically the segment that supplies voice processing systems to small- and medium-sized businesses and offices, is highly competitive, and the Company believes that the competitive pressures it faces will continue to intensify. The Company has, however, been successful in this competitive environment in the past, ranking third behind only Lucent Technologies and Nortel in total domestic voice messaging systems shipped in 1997, according to preliminary industry statistics.

According to industry statistics, the domestic market for voice processing systems comprises more than 50 manufacturers. Manufacturers of voice processing systems include switch suppliers (such as Lucent Technologies, Inc., Nortel Inc., and Siemens Business Communication Systems, Inc.); manufacturers of proprietary systems (such as Centigram Communications Corporation, Octel Communications Corporation, acquired by Lucent in September 1997, and Comverse Technology, Inc.,
                                      11
which completed its merger with Boston Technology in January 1998); and independent manufacturers of PC-based, open-architecture systems (such as Active Voice and Applied Voice Technologies, Inc.).

The segment of the industry that supplies voice processing systems to small- and medium-sized businesses and offices has endured intense price competition and pressure on margins in the past few years. This industry segment has also experienced several new market entrants and consolidations of smaller competitors into larger entities.

In the North American dealer channel, product pricing, system features, ease of use and installation, technical and sales support, and product reliability are the primary bases of competition. Voice processing system manufacturers compete intensely for the loyalties and attention of these independent telephone system dealers. For OEM and VAR customers, product pricing is important but other factors such as product quality and reliability, ease of use, and support are also significant competitive factors.

As the Company's products evolve to further integrate telephones with PCs, the Company anticipates that it will encounter a broader variety of competitors, including new entrants from related computer and communications industries, and added competition as it seeks to augment its distribution network to include more dealers with PC and LAN expertise. The Company's principal competitors, at present, fall into two main categories: telephone equipment manufacturers and independent voice processing system manufacturers. The telephone equipment manufacturers offer their voice processing products, or a private label OEM system not produced by the Company (for example Lucent Technologies, Nortel Limited, Fujitsu Business Communications, and Toshiba America Information Systems, Inc.), and sell the systems along with their PBXs. Telephone equipment manufacturers have the benefit of the large installed-base of their own switches, and they have been able to increase competition by lowering prices while providing a single source for companies to secure both their voice processing and telephone systems needs.

Independent voice processing system manufacturers whose products integrate with multiple telephone systems, and are either based on proprietary hardware (e.g., Centigram Communications Corporation, Comverse Technology, Inc. and Octel Communications - now a division of Lucent Technologies), or are PC-based, (like the Company and Applied Voice Technology, Inc.), also compete directly with the Company. The Company believes that it competes successfully in the industry because of the richness and ease of use of its product features; its dynamic system applications and capabilities, including leading edge CTI applications; its strong dealer and OEM networks; and its large investments in research and development.

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

Since many of the voice processing industry technologies overlap, mergers and acquisitions have become more prevalent in the industry, particularly in the last couple of years. There are many advantages to be gained from the synergies created by these combinations, including the offering of a more complete product suite to end users, combining research and development budgets and products, convergence of prior competing sales channels, and consolidation of capital investments and operating costs. The Company evaluates opportunities to acquire complementary technologies on an ongoing basis.

PROPRIETARY RIGHTS

The Company currently holds ten patents (one in Canada), expiring on dates ranging from 2008 to 2016 relating to: (1) detection of telephone signaling tones; (2) detection of stutter tones for CO-based voice mail (this patent has also been issued in Canada); (3) a method and apparatus for processing a live incoming call in a communications system (this covers two patents, one for the ability to select a greeting that is played to the caller, and the other for call forwarding capabilities); (4) a configurable telephone interface for electronic devices; (5) a method for displaying call notification and allowing choice of greetings to send to a caller; (6) a method for displaying visual voice mail features and permitting playback of a voice mail message on a PC sound device; (7) a method for monitoring a caller's name while using a telephone; and (8) a method for monitoring a message as it is being left in voice mail.

In general, however, the Company has limited patent protection for its products and believes that patents generally will not impose significant barriers to entry into the Company's market, especially by companies with established technical capabilities and market positions in related technologies. While the Company's success will depend in part upon its ability to protect its technology, the Company believes that technological expertise, innovation, and product value are more critical to its success. The Company has copyrights on elements of its products, and also attempts to protect its software through a trade secrets program that involves, among other things, using various forms of copy protection in its systems as well as obtaining confidentiality agreements. The Company cannot guarantee that its efforts to protect its intellectual property will be effective to prevent misappropriation, reverse engineering, or independent development by competitors.

The Company has initiated actions to enforce certain patent rights against third parties. To date, the Company has granted three nonexclusive, nontransferable licenses under its stutter detect patent. The Company does not believe that licensing revenues will have a material effect on its financial condition; nevertheless, it considers it important to protect its intellectual property and assert its position in the highly competitive market.

In the course of its product development efforts the Company periodically identifies certain technologies owned by third parties that either would be useful to incorporate in its products or are necessary in order to remain competitive in light of industry trends. In these cases, the Company has in the past sought to obtain licenses of such third-party technologies. The Company expects that it will continue to find it desirable or necessary to obtain additional technology licenses from third parties, but there can be no assurance that any particular license will be available at all, or available on acceptable terms, at any future time.

The voice processing industry has historically witnessed numerous allegations of patent infringement among competitors, and considerable related litigation. The Company has received claims of patent infringement from several parties, including certain competitors. In response to certain prior infringement claims, the Company has pursued and obtained nonexclusive licenses entitling the Company to utilize certain fundamental patented voice mail and automated attendant functions that are widely licensed and used in the voice processing industry. The Company's investigation of other claims has been limited by the claims' lack of specificity, by the limited availability of factual information and documentation related to the claims, and by the expense of pursuing exhaustive patent reviews. The Company believes based in part upon its investigations and upon discussions and correspondence with its patent counsel that its systems do not currently infringe on valid patents. Although the Company believes that it currently owns or has adequate rights to utilize all material technologies relating to its products, as it continues to develop new products and features in the future, it anticipates that it may receive additional claims of patent infringement. Such claims could result in the Company's incurring substantial legal expenses and being required to obtain licenses, pay damages for infringement, or cease offering products that infringe such patents.

Active Voice, Repartee, Replay, TeLANophy, ViewMail, ViewCall, and ViewFax are registered trademarks, while ActiveNet, PhoneBASIC, Unity, and Lingo are trademarks of Active Voice. All other trademarks used herein are the property of their respective owners. The names of the Company and its products are also protected or sought to be protected to varying degrees by filings in various foreign countries.

EMPLOYEES

At March 31, 1998, the Company had 288 full-time employees, including 43 in finance and administration, 20 in manufacturing, 98 in engineering, product development, and quality assurance, and 127 in sales, marketing and technical support, as well as 24 part-time employees. Company employees enter into agreements containing confidentiality restrictions, as well as provisions relative to non-competition during employment with the Company and for six months after termination. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.

At March 31, 1998, Pronexus Inc. had 22 full-time employees, including 2 in finance and administration, 9 in engineering and product development, 11 in sales, marketing and technical support, as well as 2 part-time employees.

ITEM 2:   PROPERTIES

The Company's headquarters and administrative, engineering, manufacturing, and marketing operations are located in leased space in Seattle, Washington under a lease expiring in July 2009. Sales offices in Australia, The Netherlands and the United Kingdom are located in leased facilities under leases expiring in May 2003, March 2003 and September 2000, respectively. The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms. See Note 7 of "Notes to Consolidated Financial Statements."

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are elected annually at the meeting of the Board of Directors held in conjunction with the annual meeting of stockholders. The following are the current executive officers of the Company:



Name                         Age      Position
-----                        ---      --------
Robert L. Richmond           47       Chief Executive Officer and
                                      Chairman of the Board

Frank J. Costa               45       Chief Operating Officer and President

Jose S. David                41       Chief Financial Officer

Douglass S. Anderson         47       Vice President of Sales

Kevin L. Chestnut            43       Chief Technology Officer and Vice President-
                                      Advanced Products and Technology

Edward F. Masters            39       Vice President of Product Development

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

Frank J. Costa joined the Company in December 1996 as Chief Operating Officer and President. From June 1994 to November 1996, Mr. Costa was the President and Chief Executive Officer of his own consulting firm, Concept One, Inc. Mr. Costa has also served as the General Manager and Product Group Vice President of Mentor Graphics Corporation from January 1993 to June 1994. Mr. Costa has a Bachelor of Science degree in Electrical Engineering from Massachusetts Institute of Technology and a Masters of Business Administration in Finance, Business Policy and International Business from the University of Chicago.

Jose S. David joined the Company in 1989 as Controller and Manager of Operations and was named Chief Financial Officer in July 1992. From 1984 to 1989, Mr. David was Manager of Finance for Wang Laboratories, Inc., a computer manufacturer. Prior to that, he was employed by Price Waterhouse LLP, an independent public accounting firm. Mr. David is a Certified Public Accountant and holds a Bachelor of Arts in Business Administration, Accounting, from the University of Washington.

Douglass S. Anderson joined the Company in 1989 as National Sales Manager and was appointed Vice President of Sales in July 1995. Mr. Anderson was Vice President-Sales and Marketing at Automation Electronics Corporation between 1986 and 1989. Prior to that, he served as Western Regional Sales Manager for Code-A-Phone. Mr. Anderson holds a Bachelor of Science in Marketing from the University of Southern California and a Master of Business Administration from Arizona State University.

Kevin L. Chestnut joined the Company in 1991 as a Technical Writer and was appointed Chief Technology Officer and Vice President--Advanced Products and Technology in December 1997. From 1981 to 1990, Mr. Chestnut was Director of Software Development of Real Estate Software Company, Inc., a software startup company that he founded. Mr. Chestnut attended Georgia Institute of Technology, majoring in chemistry.

Edward F. Masters joined the Company in 1991 as Manager of Customer Engineering and was appointed Vice President-Product Development in December 1996. Prior to that, he served as a Product Marketing Engineer at TeleCalc from 1988 to 1991 and a Project Engineer at Flow Systems from 1982 to 1991. Mr. Masters holds a Bachelor of Science in Industrial Technology from Western Washington University and a Masters of Business Administration from Seattle University.

PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The following table shows for the periods indicated, the market sales price range for the Company's Common Stock as reported by The Nasdaq Stock Market (Nasdaq symbol ACVC).


Year ended March 31,                  1998                  1997
--------------------         ------------------     ------------------
                              High        Low        High        Low
                             -------    -------     ------     -------
First Quarter                $13.75     $  9.63     $16.50     $10.63
Second Quarter                15.25       11.25      13.75       9.50
Third Quarter                 15.38       11.63      15.00      11.00
Fourth Quarter               $15.25      $11.38     $15.63     $10.00

The Company has not paid cash dividends on its Common Stock. At present, the Company intends to retain earnings for the expansion of its business and does not anticipate declaring a cash dividend in the near future. As of March 31, 1998, there were approximately 100 stockholders of record and approximately 3,500 beneficial owners of the Company's Common Stock.

At March 31, 1998, the Company had remaining net proceeds from its December 1993 initial public offering of $5,882,000.

ITEM 6.   SELECTED FINANCIAL DATA


Year Ended March 31,                     1998      1997(1)      1996       1995       1994
--------------------                   --------    -------    -------    -------    -------
                                         (Amounts in thousands, except per share amounts)
Statement of Income Data:
Net sales                              $53,151     $49,515    $45,138    $36,950    $28,121
Operating (loss) income                 (1,149)      2,569      6,871      6,845      4,984
Net income                                 142       1,751      5,162      5,110      3,579
Earnings per share:
  Basic                                $  0.03     $  0.38    $  1.14    $  1.15    $  1.09
  Diluted                              $  0.03     $  0.38    $  1.11    $  1.11    $  0.88

Balance Sheet Data:
Working capital                        $24,825     $22,489    $20,912    $12,147    $10,409
Total Assets                            41,144      38,941     37,400     28,698     25,411
Total debt                                   0           0          0          0          0
Total stockholders' equity             $34,595     $34,084    $31,797    $25,450    $20,944

-------------------
(1) Includes the impact of a $1,769,000 non-recurring charge for purchased, in-process research and development in connection with the acquisition of a majority interest in Pronexus Inc. that reduced earnings per share by $0.38.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Active Voice Corporation (the Company) is a leading manufacturer of PC-based voice processing systems and CTI products. The Company's products are sold worldwide through a network of independent telecommunications dealers, telephone equipment manufacturers and computer resellers. The Company currently markets five principal products: Repartee, Replay Plus, Replay, Lingo and In-switch. Repartee, the Company's flagship and most feature-rich product, offers the largest call handling capacity and comes in two models, VP and CTI. In addition, Repartee serves as the base for TeLANophy, a suite of the Company's CTI modules, which provides complete call management and unified messaging capabilities. Replay Plus, the Company's mid-priced product, offers most of the voice processing features found in Repartee with the exception of the CTI functionality. The Company's Replay product provides basic voice processing features at a price point attractive to the small business market. Lingo offers all basic voice processing features in a single proprietary hardware unit, and is an affordable solution for small businesses as it does not utilize PC hardware and requires minimal dealer effort in its installation. In-switch, available only to the Company's strategic partners, combines Active Voice software with a board that incorporates directly into the phone switch, offering a less expensive alternative than a traditional PC-based voice mail system.

CERTAIN STATEMENTS IN THIS ANNUAL REPORT (FOR EXAMPLE, STATEMENTS USING THE EXPRESSIONS, "THE COMPANY BELIEVES" OR "THE COMPANY ANTICIPATES" AND OTHER SIMILAR STATEMENTS) CONTAIN "FORWARD LOOKING" INFORMATION (AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) INVOLVING RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, PROJECTIONS FOR SALES AND EXPENDITURES, TREND PROJECTIONS AND DEVELOPMENT SCHEDULES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS DISCUSSED IN THIS AND OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. INVESTORS ARE ENCOURAGED TO CONSIDER THE RISKS DETAILED IN THOSE FILINGS. THE COMPANY ASSUMES NO OBLIGATION TO RELEASE PUBLICLY ANY CHANGES TO THESE "FORWARD LOOKING STATEMENTS" THAT MAY ARISE FROM THE DEVELOPMENT OF UNANTICIPATED EVENTS OR CIRCUMSTANCES THAT OCCUR AFTER THE DATE OF THE ORIGINAL PROJECTION. (REFER TO THE SECTION ENTITLED "FACTORS AFFECTING FUTURE OPERATING RESULTS" FOR A FURTHER DISCUSSION ON SOME OF THE INVOLVED RISKS AND UNCERTAINTIES.)

RESULTS OF OPERATIONS

NET SALES

                                       1998     Change     1997     Change     1996
                                      ------    ------    -------   ------    -------
(Dollars in thousands)

Net sales                             $53,151    7.3%     $49,515    9.7%     $45,138

FISCAL 1998 COMPARED TO FISCAL 1997

Effective April 1, 1997, the Company rearranged its domestic and international distribution channels and certain sales personnel who support them. The Company's Canadian customers, who were previously under the umbrella of international sales, joined with the U.S. dealer channel to create the North American dealer channel. The new corporate sales channel replaces the OEM channel and includes value-added resellers (VARs) which were previously included in the domestic dealer channel. The Company made this adjustment to better focus its resources on meeting the unique product and service needs of its diverse customer base. Furthermore, in order to provide better information as to the Company's core product revenue, the Company has added a fourth revenue segment to the following analysis, denoted "Other". This section includes revenue from the Company's Pronexus subsidiary as well as other ancillary items not directly related to sales of the Company's primary products, such as royalties on patents. For comparison purposes, the following discussion assumes these adjustments have been made on April 1, 1996.

Net sales to the Company's North American dealer network during the year ended March 31, 1998 declined 10% when compared to the previous year. Net sales to the North American dealer network represented 57.5% and 68.5% of total net sales in the years ended March 31, 1998 and 1997, respectively. The decrease in sales to the North American dealer channel as a percentage of total net sales can be credited to the success of the Company's strategic partner relationships as some dealers now purchase the Company's products through these corporate sales customers. The Company feels this transition is a more efficient method of distributing its lower-end products, as the Company's dealers are more adept at providing CTI-capable solutions, while the strategic partners' expertise is selling basic voice mail systems. The decrease can also be attributed to the delayed release of Repartee VP and CTI in the fourth quarter of fiscal 1998. As a result, the Company discounted certain interim sales of Replay and Replay Plus products, which were phased out in this channel with the introduction of Repartee VP and CTI. The delay also caused customers to defer orders in anticipation of the new Repartee product offering. It is anticipated that the standardization of the code base offered by Repartee VP and CTI will simplify the product offering by establishing a consistent feature set and the ability to offer more telephone switch integrations. This transition also allows the Company to offer TeLANophy capability to every Repartee product sold in the channel. The introduction of Lingo helped to mitigate the overall revenue decline; of the 236 new dealers the Company added in fiscal 1998, 26 are specifically devoted to selling Lingo.

Net sales to the Company's corporate sales channel increased 38.5% during the year ended March 31, 1998 over the prior fiscal year. Net sales to corporate sales customers represented 23.2% and 18.0% of total net sales for the fiscal years 1998 and 1997, respectively. A greater than 270% increase in the unit sales of Repartee was a significant factor in this year over year change. The release of the high unit volume In-switch product during the third quarter of fiscal 1998 more than offset the year over year decline in Replay systems revenue. In the fourth quarter of fiscal 1998, the Company successfully launched Lingo to a strategic partner, broadening the product offerings in the channel and contributing to the increase in revenue. The Company also reached an agreement with Ingram Micro in the quarter ended March 31, 1998 to distribute Repartee and Lingo, and to develop a sales channel for the release of the Company's forthcoming NT-based product. As of March 31, 1998 the Company had 11 significant strategic partner relationships. The largest corporate customer represented 50% of the channel's sales, and 11% of total Company revenue.

Net sales to international customers grew 28.7% in the year ended March 31, 1998 when compared to the prior fiscal year. International sales represented 15.6% and 13.0% of total net sales for fiscal years 1998 and 1997, respectively. The increase in international sales can be attributed to the evolution of the Company's international strategy towards a decentralized approach, providing the local sales managers the latitude to take advantage of the unique opportunities in their markets. This strategy is exemplified by the acquisition of Active Voice B.V., the Company's European distributor. By eliminating the middleman, the efficiency of this distribution model has allowed the Company to leverage the responsiveness to its European customers.
To this end, the Company is continuing to invest in product localization efforts, especially in the German and French markets. The international channel also experienced an increase in revenue from Replay, offset by declining unit sales of Repartee systems and kits. The strength of the US currency, particularly relative to the Australian dollar, mitigated some of the overall increase in international revenues. Beyond the usual risks associated with international sales (currency fluctuations and restrictions; export-import regulations; customs matters; foreign collection problems; and military, political and transportation risks), the Company's international sales involve additional governmental regulation, product adaptations to local languages and switching systems, and uncertainties arising from local business practices and cultural considerations.

Other revenue comprised 3.7% of the Company's fiscal 1998 net sales, compared to 0.5% in fiscal 1997. This increase primarily represents revenue contributed from the Company's Pronexus subsidiary, acquired in January 1997. The Company also recognized revenues for the receipt of patent license fees related to the Company's stutter detect patent.

The Company experiences significant quarterly variability in the level of sales through its distinct distribution channels. The diversification provided by these channels has in the past reduced the quarterly volatility of aggregate net sales.

FISCAL 1997 COMPARED TO FISCAL 1996

Due to the rearrangement of the sales channels and the complications in obtaining the transactional history necessary to restate fiscal 1996 results under the new reporting model, the 1996 figures are not directly comparable to the 1998 figures. However, the 1997 numbers, which have been restated in the "Fiscal 1998 Compared to Fiscal 1997" narrative, but not in the "Fiscal 1997 Compared to Fiscal 1996" discussion, serve as a bridge between the two years so that the relationships may be inferred by comparing fiscal 1998 to 1997, and fiscal 1997 to 1996.

Net sales to the Company's domestic dealer network during the year ended March 31, 1997 were essentially unchanged from the previous year. Net sales to the domestic dealer network represented 67.4% and 73.3% of total net sales in the years ended March 31, 1997 and 1996, respectively. Increases of approximately 30% in unit sales of both the Repartee and Replay product lines were offset by an approximate 10% decrease in unit sales of Replay Plus, which contributed the largest percentage of the Company's total net sales. A majority of the decrease in unit sales of Replay Plus was attributable to a large one-time sale to a new customer in fiscal 1996 and the absence of such a sale in fiscal 1997.

Net sales to strategic partners increased by 46.4% during the year ended March 31, 1997. Net sales to these customers represented 16.7% of total net sales for the year ended March 31, 1997, compared to 12.5% of total net sales for the year ended March 31, 1996. The aggregate increase in net sales in the strategic partner channel was principally attributable to approximately 315% and 280% increases in unit sales of Replay and Replay Plus, respectively, due to the successful introduction of new products for corporate customers. The increases in unit sales of Replay and Replay Plus were partially offset by a decline in unit sales of Repartee kits, primarily to a single customer. During December 1996, the Company announced an agreement with Tadiran Telecommunications, Ltd. to integrate the Repartee voice processing system with Tadiran's Coral telephone systems. The agreement also provides for Tadiran to market TeLANophy. In
January 1997, Active Voice announced a joint development agreement with Executone Information Systems, Inc. to integrate Active Voice products with Executone's Integrated Digital System and future Executone telephony products. An agreement also provides for Executone to distribute Repartee and TeLANophy unified messaging products. In March 1997, the Company announced the formation of a strategic relationship with Siemens Business Communication Systems, Inc. to jointly develop multimedia messaging solutions for Siemens' highly integrated global communications platform. The jointly developed
Windows NT-based multimedia messaging platform will be distributed worldwide by Siemens. As of March 31, 1997, the Company had six domestic strategic partner relationships. The largest partner accounted for approximately 48% of total strategic partner sales and approximately 8% of total Company sales during fiscal 1997.

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

GROSS PROFIT

                                       1998     Change     1997     Change     1996
                                      ------    ------    -------   ------    -------
(Dollars in thousands)

Gross profit                          $30,195    4.9%     $28,780    2.3%     $28,120
Percentage of net sales                 56.8%               58.1%               62.3%

The Company's gross margin varies in part depending upon the mix of higher-margin voice board-and-software kit sales (offered to all customers) and software-only sales, such as In-switch (available only to strategic partner accounts) as opposed to turnkey system sales (which include the cost of a PC and other related hardware). The proportion of sales contributed from each distribution channel also affects the overall gross margin, as international sales have historically had higher gross margins than sales to the other distribution channels.

FISCAL 1998 COMPARED TO FISCAL 1997

The decline in gross margin between fiscal 1998 and 1997 is attributable to a variety of factors, particularly product platform changes that required the Company to increase allowances for surplus and obsolete inventory in the second and fourth quarters of fiscal 1998. In addition, the Company wrote off the value of unreturned out-of-warranty items and certain demo units. Also, in the fourth quarter Replay and Replay Plus units were discounted in preparation for the Repartee 7.44 transition. The margin decrease related to the transition was offset by margin gains in the strategic partner channel with the third quarter release of the In-switch product, as well as a 58% overall increase of TeLANophy sales. Other factors mitigating the margin decrease included the settlement of third-party vendor hardware problems as well as recognition of patent license fees related to the Company's stutter detect patent.

FISCAL 1997 COMPARED TO FISCAL 1996

The decline in gross margin between fiscal 1997 and 1996 was due to the continued shift in the product sales mix toward the lower margin Replay product line, particularly in the strategic partner sales channel. A 25% price reduction on Replay implemented during the third quarter of fiscal 1996 contributed to the shift in sales mix and reduced the gross margin on Replay units, as did the success of Replay products released for two of the Company's newer partners. Lower unit sales of Repartee kits in the strategic partner channel, primarily to a single customer also contributed to the decline in gross margin. The decline in gross margin was partially offset by an increase in the percentage of net sales to the higher margin international sales channel and increased sales of high margin TeLANophy and fax-related software.

RESEARCH AND DEVELOPMENT

                                       1998     Change     1997     Change     1996
                                      ------    ------    -------   ------    -------
(Dollars in thousands)

Research and development              $9,752     44.3%    $6,757     18.4%    $5,706
Percentage of net sales                18.3%               13.6%               12.6%

FISCAL 1998 COMPARED TO FISCAL 1997

The increases in research and development expenses, both in dollar amount and as a percentage of net sales between the fiscal years ending 1998 and 1997 were primarily attributable to an increase in compensation-related costs associated with additional engineering and development personnel and project-based contract development staff and associated recruiting costs. The increase in engineering personnel is attributable to the Company's development of new Windows NT-based products as well as to the addition of Pronexus Inc. development staff. In addition, engineering salaries have increased due to the competitive nature of the labor market and the Company's effort to attract and retain skilled employees.

Significant releases during fiscal 1998 included the Lingo and In-switch products, described above. The introduction of Repartee 7.44 in the fourth quarter to the North American dealer network offers TeLANophy capability with every Repartee system sold within the channel. The Company also developed and announced version 2.0 of View Call Plus, which takes advantage of a powerful new scripting tool, PhoneBASIC. With PhoneBASIC, View Call Plus 2.0 can be integrated to work with a variety of general business applications.

The Company believes that the international market for voice processing equipment has significant growth opportunities, but that localization of products will be necessary to successfully penetrate this market. The Company continues to allocate resources to the localization of products for the international markets and customization of products for strategic partner accounts. The Company also believes that in order to remain competitive in a rapidly changing technological environment, it will continue to be necessary to allocate significant resources to the development of new products. The Company expects the dollar amount of research and development expenditures to continue to increase for the foreseeable future, and that these expenses as a percentage of sales will vary from period to period.

FISCAL 1997 COMPARED TO FISCAL 1996

The increase in research and development expenses was primarily attributable to increased use of project-based contract development resources and increases in engineering and development personnel. The increase in contract development staff and engineering personnel was attributable to the Company's continuing effort to localize products for new international markets, as well as customization of products for new strategic partners and new product development, particularly CTI-related products.

During 1997, the Company made several significant product announcements including the introduction of Message Integration for the Novell GroupWise client/server e-mail system, ViewMail for Microsoft Messaging and multilingual TeLANophy products for the desktop. The Company also completed development and began shipping the industry's first commercially available voice processing systems with an HTML-based (hypertext markup language) interface. The new Replay
3.0 and Replay Plus 6.7 graphical HTML interfaces enable system managers to administer voice mail using Microsoft Explorer or Netscape Navigator web browsers. The HTML interface also greatly simplifies product localization for global markets.

SALES AND MARKETING

                                       1998     Change     1997     Change     1996
                                      ------    ------    -------   ------    -------
(Dollars in thousands)

Sales and marketing                   $15,421    15.9%    $13,301    15.8%    $11,491
Percentage of net sales                 29.0%               26.9%               25.5%

FISCAL 1998 COMPARED TO FISCAL 1997

Most of the increase in sales and marketing expense for the year ended March 31, 1998 when compared to the prior year is due to overall increased compensation-related expenses and the addition of new personnel, particularly technical and strategic partner support staff. The increase in technical support personnel is attributable to the demand for network and desktop support resources as a result of the product shift to Repartee and CTI offerings. A 23% increase in unit volume has also caused expenses to be higher when compared to the prior year, as more resources have been devoted to supporting a larger number of systems. Trade show expenditures and other promotional efforts also increased in an effort to establish awareness of the new Lingo and Repartee 7.44 products, as well as Pronexus' Visual Basic application tools. Sales and marketing expenses include both costs that are essentially fixed as well as costs that vary from period to period relative to sales volume and thus can be expected to fluctuate both in dollar amount and as a percentage of net sales from period to period.

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

GENERAL AND ADMINISTRATIVE

                                       1998     Change     1997     Change     1996
                                      ------    ------    -------   ------    -------
(Dollars in thousands)

General and administrative            $6,171     40.8%    $4,384     8.2%     $4,052
Percentage of net sales                11.6%                8.9%                9.0%


FISCAL 1998 COMPARED TO FISCAL 1997

Approximately two-thirds of the increase in general and administrative expenses during the year ended March 31, 1998 can be attributed to increased headcount and additional compensation-related expenses, and one-fourth the result of increased consulting services. These additional expenses are primarily associated with the Company's continued investment in its management information systems infrastructure. Specifically, in fiscal 1998 the Company upgraded and standardized many of its in-house computer systems and network equipment, as well as implemented a new customer management software program. These increases were partially offset by a reduction in the provision for doubtful accounts receivable due to improved collection statistics. General and administrative expenses can be expected to fluctuate as a percentage of net sales from period to period.

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

NON-RECURRING CHARGE FOR PURCHASED, IN-PROCESS RESEARCH AND DEVELOPMENT

During January 1997, the Company recognized a non-recurring charge of $1.8 million for purchased, in-process research and development as a result of the acquisition of a majority interest in Pronexus Inc. See Note 12 of "Notes to Consolidated Financial Statements."

INTEREST INCOME

                                       1998     Change     1997     Change     1996
                                      ------    ------    -------   ------    -------
(Dollars in thousands)

Interest Income                        $573     (23.1%)     $745     6.3%      $701

FISCAL 1998 COMPARED TO FISCAL 1997

The decrease in interest income during fiscal 1998 was primarily attributable to lower average invested cash and marketable security balances. Average cash and marketable security balances decreased due to increased inventory holdings, vendor prepayments and certain business combinations. Refer to "Liquidity and Capital Resources" below.

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

INCOME TAX BENEFIT (PROVISION)

                                       1998     Change     1997     Change     1996
                                      ------    ------    -------   ------    -------
(Dollars in thousands)

Income tax                              $689     (143.4%)  $(1,587)  (34.1%)   $(2,410)
Effective tax rate                    119.6%                  47.9%               31.8%

Variations in the customary relationship between the income tax benefit (provision) and the statutory income tax rate of 34% result from tax exempt investment income, research and development tax credits, the benefit provided by the Company's foreign sales corporation (FSC) and certain nondeductible expenses. The Company expects the effective tax rate to fluctuate in the future due to the impact of changing research and development tax credits, tax exempt interest income, and foreign sales corporation benefits as a percentage of taxable income. In addition, the Company anticipates that its operations may fall under the jurisdiction of additional taxing authorities as its operations continue to expand into new geographical areas.

FISCAL 1998 COMPARED TO FISCAL 1997

As a result of the Company's pretax loss, the Company will receive a refund of income taxes previously paid. The Company's effective tax rate increased to 119.6% (benefit rate as a result of a pretax loss) in fiscal 1998 from 47.9% in fiscal 1997. The significant increase in the effective tax rate is primarily attributable to the Company's small pretax loss in fiscal 1998. As the Company's operating results approach the break-even level as in fiscal 1998, the tax benefits provided by tax exempt income, the FSC and the research and development tax credit increase as a percentage of the pretax operating result even though the absolute dollar value of these benefits has not significantly changed. See
Note 6 to "Notes to Consolidated Financial Statements."

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

NET INCOME AND EARNINGS PER SHARE

                                       1998     Change     1997     Change     1996
                                      ------    ------    -------   ------    -------
(Dollars in thousands, except per share data)

Net income                             $ 142    (91.9%)   $1,751    (66.1%)   $5,162
Percentage of net sales                 0.3%                3.5%               11.4%
Earnings per share:
  Basic                                $0.03    (92.1%)   $0.38     (66.7%)   $ 1.14
  Diluted                              $0.03    (92.1%)   $0.38     (65.8%)   $ 1.11

FISCAL 1998 COMPARED TO FISCAL 1997

Net income and earnings per share in fiscal 1998 decreased compared to 1997 due primarily to increased operating expenses, as discussed under the individual income statement captions. The Company believes these investments are essential to prepare for new product direction and future growth. This investment in the development of new offerings and distribution channels, and the individuals that support them, is expected to continue throughout the next fiscal year. Furthermore, the decline in gross margin percentage, combined with relatively modest increases in sales volume to leverage over the added operating expenses, has contributed to the decrease. The average number of common and dilutive common equivalent shares outstanding during the two periods was comparable.

FISCAL 1997 COMPARED TO FISCAL 1996

The decreases in net income and earnings per share for the year ended March 31, 1997 compared to the prior year were primarily attributable to a decline in gross margin to 58.1% in 1997 from 62.3% in 1996 and the non-recurring charge for purchased, in-process research and development associated with the Pronexus acquisition, as discussed above. In addition, operating expenses as a percent of net sales (excluding the non-recurring charge) increased to 49.4% of net sales compared to 47.1% of net sales in the prior fiscal year. The average number of common and dilutive common equivalent shares outstanding during the two periods was comparable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and marketable securities decreased to $8.6 million, or 21.0% of total assets, at March 31, 1998 from $15.3 million, or 39.3% of total assets, at March 31, 1997. The majority of the decrease is due to increases in inventory levels and vendor prepayments, as well as purchases of hardware and software equipment to augment the Company's management information systems. The Company had working capital of $24.8 million at March 31, 1998.

Accounts receivable, net of allowances, increased to $11.3 million at March 31, 1998 from $10.4 million at March 31, 1997, due to higher sales levels and an approximate increase of 8% in days sales outstanding. The increase in inventory levels to $10.1 million at March 31, 1998 from $7.0 million at March 31, 1997 is attributable to lower than expected fourth quarter sales due to the delay in releasing Repartee 7.44, as well as an initial stocking order for the Lingo product.

In fiscal 1998, the Company made a one-time vendor prepayment of approximately $827,000 to secure future inventory deliveries at a favorable discount price. Also, to accommodate increased development personnel, the Company effectively incurred approximately $700,000 of prepaid rent by paying certain architectural fees and costs on behalf of the lessor in exchange for reduced future lease payments on new office space.

The Company made $2.5 million in capital expenditures during fiscal 1998, compared to $1.3 million during fiscal 1997. The majority of the capital expenditures during fiscal 1998 consisted of the aforementioned investment in management information system hardware, which includes new workstations and equipment, as well as a customer management software program. During September 1997, the Company acquired its European distributor Active Voice B.V. based in The Netherlands. The purchase price of $467,000 was paid in cash and the acquisition was recorded under the purchase method of accounting. The Company currently has no specific commitments with respect to additional capital expenditures during fiscal 1998, but expects to spend an aggregate of approximately $3.0 million for the year.

The Company has a $10,000,000 revolving credit line from a bank for financing working capital. As a result of the current year operating loss, the Company was not in compliance with its EBITDA covenant at March 31, 1998, even though there were no outstanding borrowings at that date. The Company has obtained a waiver of this covenant from the bank through June 30, 1998.

The Company believes that ongoing maturity of securities in its investment portfolio, together with cash flow from operations will provide sufficient working capital for use in operations for at least the next year.

IMPACT OF THE YEAR 2000 ISSUE

The Company has developed plans to make its systems and products year 2000 compliant. The Company has and will continue to make certain investments to modify or convert its internal operational software and hardware systems and applications to ensure that the Company's systems are year 2000 compliant. Although the Company expects some costs associated with the modifications and conversions, the financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year. The Company also is implementing programs for assisting customers to obtain year 2000 compliance either by making software upgrades available or offering programs for migrations to current product versions. The costs incurred in connection with these programs are not expected to be material. However, if any necessary modifications, conversions, migrations or upgrades are not made, or not made in a timely or cost effective manner, the Company or its customers may be unable to implement appropriate year 2000 solutions, which could have a material adverse effect on the Company's business, financial condition or results of operations. Additionally, if other companies with which the Company does business do not address year 2000 issues on a timely basis, it could have an adverse effect on the Company's systems or business transactions.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain statements contained herein are dependent upon numerous factors, circumstances and contingencies. The following factors, while not all-inclusive, could cause actual results to differ materially from historical results or those anticipated:

- Competitive pressure from new entrants to the CTI market, including large software companies and telephone switch manufacturers with greater resources, could adversely affect the Company's business. Introduction of new products by the Company or its competitors and the extent of their success or failure could produce significant fluctuations in market demand for the Company's products.

- Increasing price competition in the Company's marketplace could influence the amount and timing of changes in the Company's prices to its customers, and therefore negatively impact the Company's gross margins. Gross margins may also either increase or decrease as a result of further shifts in product mix depending upon the percentage of net sales contributed by software-only sales in comparison to turnkey system sales.

- The extent and timing of new product development and the need or desire to modify existing products may cause notable increases in research and development spending. Increasing international sales may require notable increases in development spending associated with localization of products for foreign markets.

- There can be no assurance that new products will not be delayed, allowing competitors to gain market share or that such products will be successful in the marketplace.

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

- Risks associated with foreign operations such as gains and losses on the conversion of foreign currencies to U.S. dollars; export-import regulations; customs matters; foreign collection problems; and military, political and transportation risks may significantly affect the company's operating results. In addition, the Company's international sales involve risks associated with governmental regulation, product adaptation to local languages and switching systems, and uncertainties arising from local business practices and cultural considerations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          ACTIVE VOICE CORPORATION

                      CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)


                                                                        Year Ended March 31,
                                                                --------------------------------------
                                                                  1998           1997           1996
                                                                --------       -------         -------
Net sales                                                       $53,151        $49,515         $45,138
Cost of goods sold                                               22,956         20,735          17,018
                                                                --------       -------         -------
Gross profit                                                     30,195         28,780          28,120

Operating expenses:
  Research and development                                        9,752          6,757           5,706
  Sales and marketing                                            15,421         13,301          11,491
  General and administrative                                      6,171          4,384           4,052
  Non-recurring charge for purchased, in-process
     research and development                                                    1,769
                                                                --------       -------         -------
  Total operating expenses                                       31,344         26,211          21,249
                                                                --------       -------         -------
Operating income (loss)                                          (1,149)         2,569           6,871

Interest income                                                     573            745            701
                                                                --------       -------         -------
Income (loss) before income taxes
 and minority interest                                             (576)         3,314           7,572
Income tax benefit (provision)                                      689         (1,587)         (2,410)
Minority interest in loss of
 consolidated subsidiary                                             29             24
                                                                --------       -------         -------

Net income                                                      $   142        $ 1,751         $ 5,162
                                                                --------       -------         -------
                                                                --------       -------         -------

Earnings per share:
  Basic                                                          $0.03          $0.38           $1.14
  Diluted                                                        $0.03          $0.38           $1.11
                                                                --------       -------         -------
                                                                --------       -------         -------

The accompanying notes are an integral part of these consolidated financial statements.

                          ACTIVE VOICE CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                        (In thousands, except shares)


                                                               March 31,
                                                          -------------------
                                                           1998        1997
                                                          -------     -------
                           ASSETS

Current assets:
  Cash and cash equivalents                               $ 1,550     $ 1,542
  Marketable securities                                     3,407       6,223
  Accounts receivable, less allowances of $1,515
    ($1,670 in 1997)                                       11,331      10,410
  Inventories                                              10,122       7,009
  Income taxes receivable                                     652
  Deferred tax asset                                        1,340       1,008
  Prepaid expenses and other assets                         3,103       1,258
                                                          -------     -------
    Total current assets                                   31,505      27,450
                                                          -------     -------
Marketable securities                                       3,680       7,531
Furniture and equipment, net                                3,539       2,408
Other assets                                                2,420       1,552
                                                          -------     -------
      TOTAL ASSETS                                        $41,144     $38,941
                                                          -------     -------
                                                          -------     -------


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $ 3,931     $ 2,342
  Accrued compensation and benefits                         1,256       1,682
  Other accrued expenses                                    1,493         933
  Income taxes payable                                                      4
                                                          -------     -------
    Total current liabilities                               6,680       4,961
                                                          -------     -------
                                                          -------     -------
Commitments
Minority interest                                            (131)       (104)
Stockholders' equity:
  Preferred stock, no par value:
    Authorized shares--2 million--none outstanding
  Common stock, no par value:
    Authorized shares--10 million
    Issued shares, including repurchased shares
    --4,976,933                                            17,262      17,003
  Retained earnings                                        18,996      19,026
  Unrealized gain (loss) on marketable securities              33           3
  Accumulated translation adjustments                           7           4
Less 313,067 repurchased shares (358,859 in 1997),
    at cost                                                (1,703)     (1,952)
                                                          -------     -------
Total stockholders' equity                                 34,595      34,084
                                                          -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $41,144     $38,941
                                                          -------     -------
                                                          -------     -------

The accompanying notes are an integral part of these consolidated financial statements.

                          ACTIVE VOICE CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)


                                                                        Year Ended March 31,
                                                                --------------------------------------
                                                                  1998           1997         1996
                                                                --------       --------       --------
Operating activities
Net income                                                      $   142        $ 1,751        $ 5,162
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                 1,494            966            897
    Provisions for accounts receivable                             (155)           305            431
    Deferred income taxes                                          (347)             5           (476)
    Loss on disposal of equipment                                    49             39             46
    Minority interest in loss of consolidated subsidiary            (29)           (24)
    Non-recurring charge for purchased,
      in-process research and development                                        1,769
    Changes in operating assets and liabilities:
      Increase in accounts receivable                              (766)        (2,087)        (2,598)
      Increase in inventories                                    (3,113)        (1,526)        (2,052)
      (Increase) decrease in prepaid expenses
        and other assets                                         (2,428)        (1,643)            86
      Increase in accounts payable                                1,589            204            928
      (Decrease) increase in other liabilities                     (414)          (715)         1,963
                                                                -------        -------        -------
    Net cash (used in) provided by operating activities          (3,978)          (956)         4,387
                                                                -------        -------        -------
Investing activities
Purchases of marketable securities                               (2,294)        (5,072)        (4,583)
Proceeds from sales of marketable securities                      9,006          7,026          3,521
Acquisition of business                                            (467)        (1,941)
Purchases of furniture and equipment                             (2,492)        (1,295)        (1,130)
                                                                -------        -------        -------
    Net cash provided by (used in) investing activities           3,753         (1,282)        (2,192)
                                                                -------        -------        -------
Financing activities
Proceeds from employee stock option
  and stock purchase plans                                          644            382            566
Repurchase of common stock                                         (416)                          (21)
                                                                -------        -------        -------
    Net cash provided by financing activities                       228            382            545
                                                                -------        -------        -------
Effect of exchange rate changes
  on cash and cash equivalents                                        5              8
                                                                -------        -------        -------
Increase (decrease) in cash and cash equivalents                      8         (1,848)         2,740
Cash and cash equivalents at beginning of year                    1,542          3,390            650
                                                                -------        -------        -------
Cash and cash equivalents at end of year                         $1,550         $1,542         $3,390
                                                                -------        -------        -------
                                                                -------        -------        -------

The accompanying notes are an integral part of these consolidated financial statements.

                          ACTIVE VOICE CORPORATION
             CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        (In thousands, except shares)



                                                                          Unrealized
                                     Common Stock                            Gain
                                     ------------                         (Loss) on     Accumulated                     Total
                                     Net Shares               Retained    Marketable    Translation    Repurchased   Stockholders'
                                     Outstanding    Amount    Earnings    Securities    Adjustments      Shares         Equity
                                     -----------   -------    --------    -----------   -----------    -----------   ------------
Balance at April 1, 1995              4,469,897    $16,105    $12,499       $(120)                       $(3,034)       $25,450
  Issuance of shares upon
    exercise of stock options            85,798        150       (342)                                       758            566
  Tax benefit related
    to employee stock plans                            536                                                                  536
  Repurchase of common
    stock                                  (750)                                                             (21)           (21)
  Net unrealized gain on
    marketable securities                                                     104                                           104
  Net income                                                    5,162                                                     5,162
                                      ---------    -------    -------       ------          ---          -------        -------
Balance at March 31, 1996             4,554,945     16,791     17,319         (16)                        (2,297)        31,797
  Issuance of shares upon
    exercise of stock options            46,833         17        (44)                                       256            229
  Issuance of shares to
    Employee Stock
    Purchase Plan                        16,296         64                                                    89            153
  Tax benefit related to
    employee stock plans                               131                                                                  131
  Net unrealized gain on
    marketable securities                                                      19                                            19
  Translation adjustment                                                                    $ 4                               4
  Net income                                                    1,751                                                     1,751
                                      ---------    -------    -------       ------          ---          -------        -------
Balance at March 31, 1997             4,618,074     17,003     19,026           3             4           (1,952)        34,084
  Issuance of shares upon
    exercise of stock options            53,713         27       (160)                                       451            318
  Issuance of shares to
    Employee Stock
    Purchase Plan                        32,079        124        (12)                                       214            326
  Tax benefit related to
    employee stock plans                               108                                                                  108
  Repurchase of common
    stock                               (40,000)                                                            (416)          (416)
  Net unrealized gain on
    marketable securities                                                      30                                            30
  Translation adjustment                                                                      3                               3
  Net income                                                      142                                                       142
                                      ---------    -------    -------       ------          ---          -------        -------
Balance at March 31, 1998             4,663,866    $17,262    $18,996       $  33           $ 7          $(1,703)       $34,595
                                      ---------    -------    -------       ------          ---          -------        -------
                                      ---------    -------    -------       ------          ---          -------        -------

The accompanying notes are an integral part of these consolidated financial statements.

                          ACTIVE VOICE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Active Voice Corporation (the Company) is a leading manufacturer of PC-based voice processing systems and CTI products. The Company's products are sold worldwide through a global network of independent telecommunications dealers, telephone equipment manufacturers and computer resellers.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Inter-company accounts and transactions have been eliminated.

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

GOODWILL

Goodwill represents costs in excess of net assets of acquired businesses. Goodwill is being amortized over periods ranging from three to five years, using the straight-line method. The Company periodically assesses the carrying value of its goodwill to determine if impairment has resulted in an excess of carrying value over fair value.

REVENUE RECOGNITION

Revenue is recognized upon shipment of product to customers, with allowances made for estimated returns. The Company accrues estimated costs of technical support to customers, as the related revenues are recognized.

SOFTWARE DEVELOPMENT COSTS

No software development costs have been capitalized to date. Under the Company's current practices of developing new products and enhancements, the technological feasibility of the underlying software is not established until substantially all related product development is complete and the product is released for production.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. The Company incurred $172,000, $71,000, and $292,000 in advertising costs during the years ended March 31, 1998, 1997 and 1996, respectively.

STOCK-BASED COMPENSATION

The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant, over the stock option price.

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

EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," during the third quarter of fiscal year 1998. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported primary earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

RECENT ACCOUNTING STANDARDS

In June 1997, The Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 130 establishes standards for reporting comprehensive income in annual and interim financial statements. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt Statement No. 130 and Statement No. 131 in the fiscal year ending March 31, 1999 and does not anticipate any impact on the Company's consolidated results of operations, financial position or cash flows.

In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition," which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning April 1, 1998. The Company believes that adoption of SOP 97-2 will not result in a material impact to the Company's consolidated results of operations, financial position or cash flows.

NOTE 2. MARKETABLE SECURITIES

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has classified the Company's marketable securities as available-for-sale. Accordingly, the securities are carried at fair value, with unrealized holding gains and losses excluded from net income and recorded as an adjustment to stockholders' equity. Interest, dividends, and realized gains and losses are included in net income.

The following is a summary of marketable securities at March 31 (in thousands), all of which are classified as available-for-sale:



                                                       Gross         Gross
                                       Amortized     Unrealized    Unrealized     Estimated
          1998                           Cost          Gains         Losses       Fair Value
          ----                         ---------     ----------    ----------     ----------
Municipal bonds:
  Due in one year or less              $ 3,396          $11                         $ 3,407
  Due after one year through
    three years                          2,586           26                           2,612
  Due after three years                  1,055           13                           1,068
                                       -------          ---           ----          -------
                                       $ 7,037          $50           $ 0           $ 7,087



                                                       Gross         Gross
                                       Amortized     Unrealized    Unrealized     Estimated
          1997                           Cost          Gains         Losses       Fair Value
          ----                         ---------     ----------    ----------     ----------
Municipal bonds:
  Due in one year or less              $ 6,219          $ 8           $(4)          $ 6,223
  Due after one year through
    three years                          5,444           20            (8)            5,456
  Due after three years                  2,086                        (11)            2,075
                                       -------          ---          -----          -------
                                       $13,749          $28          $(23)          $13,754

Net unrealized holding gains of $30,000 and $19,000, net of federal income taxes were recorded in a separate component of stockholders' equity, during the years ended March 31, 1998 and 1997, respectively.

NOTE 3. INVENTORIES

Inventories are comprised of the following (in thousands):

                                                                      March 31,
                                                                 ---------------------
                                                                   1998           1997
                                                                 --------        ------
Computer equipment                                                $ 5,494        $3,602
Custom component parts                                              3,907         2,730
Supplies                                                              721           677
                                                                  -------        ------
                                                                  $10,122        $7,009
                                                                  -------        ------
                                                                  -------        ------

NOTE 4. FURNITURE AND EQUIPMENT

Major classes of furniture and equipment are as follows (in thousands):

                                                                      March 31,
                                                                 ---------------------
                                                                   1998           1997
                                                                 --------        ------
Office and computer equipment                                     $ 5,725        $3,844
Furniture and fixtures                                              2,064         1,674
Leasehold improvements                                                331           331
                                                                  -------        ------
                                                                    8,120         5,849

Accumulated depreciation                                           (4,581)       (3,441)
                                                                  -------        ------
                                                                  $ 3,539        $2,408
                                                                  -------        ------
                                                                  -------        ------

NOTE 5. LINE OF CREDIT

The Company has an unsecured $10 million revolving line of credit from a bank. Borrowings under this agreement bear interest at the bank's prime rate less .25% or at LIBOR plus 1.5%, at the election of the Company. At March 31, 1998 and 1997 there were no borrowings outstanding under this agreement. This agreement contains financial covenants that require the Company to maintain certain financial ratios. Borrowings under this agreement are payable on demand if these covenants are not met, or upon the expiration of the agreement in November 1998. As a result of the current year operating loss, the Company was not in compliance with its EBITDA covenant at March 31, 1998, even though there were no outstanding borrowings at that date. The Company has obtained a waiver of this covenant from the bank through June 30, 1998.

NOTE 6. INCOME TAXES

The principal reason for variations in the customary relationship between the provision for income taxes and the statutory tax rate applied to income before taxes is the effect of certain nondeductible expenses, nontaxable income, and the utilization of research and development tax credits. Reconciliation from the U.S. statutory rate to the effective tax rate is as follows:


                                              Year ended March 31,
                                           --------------------------
                                            1998      1997      1996
                                           ------    ------    ------
Tax at U.S. statutory rate                  34.0%     34.0%     34.0%
Research and development credit             46.2      (4.5)     (0.4)
Tax exempt income                           30.7      (6.6)     (2.9)
Foreign sales corporation benefit           18.9      (2.5)     (1.0)
Non-recurring charge for
  purchased, in-process research
  and development                                     18.1
Other items, net                           (10.2)      9.4       2.1
                                           ------    -----     -----
                                           119.6%     47.9%     31.8%
                                           ------    -----     -----
                                           ------    -----     -----

The benefit (provision) for income taxes, primarily related to U.S. federal income taxes, is as follows (in thousands):


                                              Year ended March 31,
                                           --------------------------
                                            1998      1997      1996
                                           ------    ------    ------
Current taxes on income                    $342      $(1,582)  $(2,886)
Deferred income taxes                       347           (5)      476
                                           -----     -------   -------
                                           $689      $(1,587)  $(2,410)
                                           -----     -------   -------
                                           -----     -------   -------

Deferred taxes result primarily from temporary differences relating to the accounting for bad debts, inventories, and certain other accruals expensed for financial reporting purposes, but not currently deductible for income tax purposes.

Significant components of the Company's deferred tax asset are as follows (in thousands):


                                              Year ended March 31,
                                           --------------------------
                                            1998                1997
                                           ------              ------
Accounts receivable allowances             $  515              $  568
Inventory valuation allowance                 128                  61
Accrued compensation and benefits             187                 211
Accrued royalties                             182                  (0)
Other items, net                              328                 168
                                           ------              ------
                                           $1,340              $1,008
                                           ------              ------
                                           ------              ------

The Company made cash payments of income taxes of $0.2 million, $2.3 million and $1.5 million during the years ended March 31, 1998, 1997 and 1996, respectively.

NOTE 7. LEASE COMMITMENTS

The Company leases its facilities under operating leases with initial terms of 5 to 12 years. Certain leases contain renewal and escalation clauses and space expansion provisions. The Company incurred $1.7 million, $1.5 million and $1.2 million, of rent expense for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

Future minimum rental payments required per fiscal year under leases with non-cancelable lease terms in excess of one year at March 31, 1998 are as follows (in thousands):

          1999                         $ 2,270
          2000                           3,032
          2001                           3,040
          2002                           3,035
          2003                           3,269
          Thereafter                    21,805
                                       -------
                                       $36,451
                                       -------
                                       -------

In connection with the execution of a lease and related amendments, the Company effectively prepaid rent by paying certain architectural and real estate fees and costs on behalf of the lessor in exchange for reduced future lease payments. The prepayments of $762,000 and $275,000 at March 31, 1998 and 1997, respectively, bear interest at the prime rate plus 2% and are included in prepaid expenses in the accompanying consolidated balance sheets. The prepayments are used to offset rent payments.

NOTE 8. STOCKHOLDERS' EQUITY

STOCK OPTIONS

The Company has stock option plans under which employees, officers and directors may be granted options to purchase the Company's common stock. The majority of the stock options are granted at or above fair market value, typically vest over three to four years and expire ten years from the date of grant. At March 31, 1998 there were 1,352,702 shares of common stock reserved for future issuance under existing stock option plans of which 536,911 shares represent options available for future grant. These include 43,500 shares reserved for issuance upon exercise of options granted under the 1984 Incentive Stock Option Plan (1984 Plan) and the 1988 Nonqualified Stock
Option Plan (1988 Plan); 1,236,077 shares reserved for issuance under the 1993 Stock Option Plan (1993 Plan), the 1996 Stock Option Plan (1996 Plan) and the 1998 Stock Option Plan (1998 Plan), under which options for 717,632 shares have been granted; 60,000 shares reserved for issuance under the Directors' Stock Option Plan and the 1997 Director Stock Option Plan, under which options for 41,534 shares have been granted; and 13,125 shares reserved for options granted outside of these plans. Options which expire or are terminated revert back to shares available for future grant except that no further stock option grants will be made under the 1984 Plan or the 1988 Plan.

The Company accounts for these stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which compensation cost has been recognized based on the difference between the exercise price and fair market value at the date of grant, if any. Had compensation cost for stock option grants made in 1998, 1997 and 1996 been determined using the fair value method consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):


Year Ended March 31,                           1998      1997      1996
--------------------                          ------    ------    ------

Net income -- as reported                    $   142    $1,751    $5,162
Net (loss) income -- pro forma               $(1,118)   $  988    $4,786

Diluted earnings per share -- as reported    $  0.03    $ 0.38    $ 1.11
Diluted earnings (loss) per share
  -- pro forma                               $ (0.24)   $ 0.21    $ 1.03

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: risk free interest rates of 6.0%, 6.5% and 6.0%, respectively; expected volatility of 55%; expected life of 5 years; and no dividends. Because the Statement No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the activity of the Company's stock options is as follows:


                                   1998                        1997                    1996
                            ----------------------     ---------------------    ---------------------
                                          Weighted                  Weighted                 Weighted
                                          Average                   Average                  Average
                                          Exercise                  Exercise                 Exercise
                             Shares        Price        Shares       Price       Shares       Price
                            --------      --------     --------     --------    --------     --------
Outstanding, April 1        599,863        $13.82      449,464       $13.33      347,080      $ 9.24
  Granted                   341,592         12.12      240,236        11.72      292,886       20.79
  Expired                   (71,951)        15.30      (43,004)       13.03     (104,704)      23.65
  Exercised                 (53,713)         5.92      (46,833)        4.88      (85,798)       6.51
                            --------       ------      -------       ------     --------      ------
Outstanding, March 31       815,791         13.49      599,863        13.82      449,464       13.33
Exercisable, March 31       300,754        $14.51      246,322       $13.37      213,992      $ 9.71
                            --------       ------      -------       ------     --------      ------
                            --------       ------      -------       ------     --------      ------
Weighted average
 fair value of
 options granted
 during the year                     $6.56                      $6.42                    $10.28
                                     -----                      -----                    ------

The following table summarizes information about stock options outstanding at March 31, 1998:


                                Outstanding                         Exercisable
                   ----------------------------------------  ---------------------
                                 Weighted
                                  Average         Weighted                Weighted
                                 Remaining         Average                Average
   Range of                     Contractual       Exercise                Exercise
Exercise Prices     Options     Life (Years)        Price     Options       Price
---------------    --------     ------------    ---------    ---------    ---------
$ 1.60--$ 7.99      54,986         5.1           $ 6.56       54,000      $ 6.55
  8.00-- 11.99     416,192         9.2            11.47       58,330       11.13
 12.00-- 15.99     196,817         8.4            13.03       74,128       12.56
$16.00--$28.50     147,796         6.6            22.38      114,296       21.27
                   -------         ---           ------      -------      ------
                   815,791         8.3           $13.49      300,754      $14.51
                   -------         ---           ------      -------      ------
                   -------         ---           ------      -------      ------

EMPLOYEE STOCK PURCHASE PLAN

On August 30, 1996, the stockholders approved the 1996 Employee Stock Purchase Plan (ESPP). The ESPP allows employees the right to purchase the Company's common stock on a quarterly basis at 85% of the lower of the market price at the beginning or end of each three-month offering period. Employee contributions to the ESPP totaled $326,000 and $153,000 for the fiscal years ended March 31, 1998 and 1997, respectively. Shares issued pursuant to the ESPP totaled 32,079 and 16,296 for the fiscal years ended March 31, 1998 and 1997, respectively. At March 31, 1998, 101,625 shares were reserved for future issuance.

SHARE REPURCHASE

On March 18, 1997, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's common stock. During the fiscal year ended March 31, 1998, 40,000 shares were repurchased at a total price of $416,000.

CERTAIN TRANSACTIONS WITH CORPORATE OFFICERS AND OTHERS

The Company and two of its directors and principal shareholders, one who is also an executive officer, are parties to an Amended and Restated Buy-Sell Agreement (the "Agreement"). Under the Agreement, the Company is required to maintain $4.3 million of term insurance on the life of each shareholder. Upon the death of one of the shareholders, the Company is required to buy up to one-half of the shareholder's common stock holdings, but in no event more shares than can be purchased with the life insurance proceeds. The per share price is determined by a formula set forth in the Agreement, and is to be paid in cash.

NOTE 9. TECHNOLOGY LICENSES

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

Royalty expense on licensed technology was $395,000, $324,000 and $286,000 during the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

NOTE 10. EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution 401(k) profit-sharing plan covering employees meeting certain eligibility requirements (generally, 21 years of age and six months of service). Company contributions are discretionary based on annual declarations by the Company's Board of Directors. The Company made contributions of $96,000, $52,000 and $82,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

NOTE 11. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company distributes its products through a global network of independent telecommunications dealers, telephone equipment manufacturers and computer resellers.

The Company's largest customer accounted for approximately 11% of net sales for the fiscal year ending March 31, 1998 and approximately 12% of gross accounts receivable at March 31, 1998. Net sales to customers outside North America accounted for approximately 16% of total net sales for the fiscal year ended March 31, 1998. Accounts receivable denominated in currencies other than the US Dollar (primarily the Australian Dollar, Canadian Dollar, Dutch Guilder and British Pound Sterling) comprised approximately 14% of gross accounts receivable at March 31, 1998. The Company is not currently engaged in any significant foreign currency hedging activities. The Company performs ongoing credit evaluations of its customers' financial condition, and generally does not require collateral, but may require alternative payment terms such as cash in advance, cash on delivery (COD) or letters of credit, when necessary. The Company maintains reserves for credit losses and such losses have historically been within management's expectations.

NOTE 12. ACQUISITION OF PRONEXUS INC.

On January 17, 1997, the Company acquired a 51% interest in Pronexus Inc. (Pronexus) for a cash price of $1.9 million. In addition, the Company acquired an option to purchase the remaining shares of Pronexus within 3.5 years from the acquisition date. Pronexus, based in Ottawa, Ontario, develops and sells Visual Basic voice application tools used to create Windows NT-based interactive voice response applications. The Pronexus acquisition was recorded under the purchase method of accounting, and accordingly, the results of operations of Pronexus for the period from January 17, 1997 are included in the accompanying consolidated financial statements.

In connection with the acquisition, $1,769,000 of the purchase price was allocated to purchased, in-process research and development and expensed as a non-recurring cost. Intangible assets associated with the acquisition are amortized on a straight-line basis over a period of three years.

NOTE 13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except shares and per share data):


Year Ended March 31,                           1998           1997            1996
--------------------                        ----------     ----------      ----------

Numerator:
Net income                                        $142         $1,751          $5,162
                                            ----------     ----------      ----------

Denominator:
 Denominator for basic earnings per share
  weighted average shares                    4,628,876       4,580,841       4,515,698
Effect of dilutive securities:
  Stock options                                 52,872          60,148         128,046
                                            ----------     ----------      ----------

 Denominator for diluted earnings per share
  adjusted weighted average shares
  and assumed conversions                    4,681,748      4,640,989       4,643,744
                                            ----------     ----------      ----------

Basic earnings per share:                        $0.03          $0.38           $1.14
Diluted earnings per share:                      $0.03          $0.38           $1.11
                                            ----------     ----------      ----------


NOTE 14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the Company's unaudited quarterly financial information for the fiscal years ending March 31, 1998 and 1997 (in thousands, except per share data):

                                                         Fiscal Year 1998
                             -------------------------------------------------------------------
                                 June 30        September 30      December 31        March 31
                             --------------    --------------    --------------   --------------
Net sales                           $11,779           $14,523           $14,063          $12,786
Gross profit                          6,958             8,007             8,661            6,569
Net income (loss)                       455               411               618           (1,342)
Earnings (loss) per share:
  BASIC                               $0.10             $0.09             $0.13           $(0.29)
  DILUTED                             $0.10             $0.09             $0.13           $(0.29)
                             --------------    --------------    --------------   --------------

                                                         Fiscal Year 1997
                             -------------------------------------------------------------------
                                 June 30        September 30      December 31        March 31
                             --------------    --------------    --------------   --------------
Net sales                           $11,113           $12,123           $13,355          $12,924
Gross profit                          6,658             7,103             7,693            7,326
Non-recurring charge for
  purchased, in-process
  research and development                                                                 1,769
NET INCOME (LOSS)                       771               912             1,159           (1,091)
Earnings (loss) per share:
  Basic                               $0.17             $0.20             $0.25           $(0.24)
  Diluted                             $0.17             $0.20             $0.25           $(0.24)
                              --------------    --------------    --------------   --------------

                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS

ACTIVE VOICE CORPORATION

We have audited the accompanying consolidated balance sheets of Active Voice Corporation as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Active Voice Corporation at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Seattle, Washington
May 18, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is contained in part in the sections captioned "Board of Directors-Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting" in the Proxy Statement for the Company's Annual Meeting of Shareholders scheduled to be held on August 19, 1998, and such information is incorporated herein by reference.

The remaining information required by this Item is set forth as Item 4A in
Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits" of the Proxy Statement for the Company's Annual Meeting of Shareholders scheduled to be held on August 19, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information contained in the section captioned "Voting Securities and Principal Holders" of the Proxy Statement for the Company's Annual Meeting of Shareholders scheduled to be held on August 19, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income -- Years ended March 31, 1998, 1997 and 1996

Consolidated Balance Sheets -- March 31, 1998 and 1997

Consolidated Statements of Cash Flows -- Years ended March 31, 1998, 1997 and
1996

Consolidated Statements of Stockholders' Equity -- Years ended March 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors

(a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(b) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the three-month period ended March 31, 1998.

(c) EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NO. 3: ARTICLES OF INCORPORATION AND BYLAWS

3.1 Restated Articles of Incorporation of Registrant (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))

3.2 Restated Bylaws of Registrant (incorporated by reference from Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997 (File No. 0-22804))

EXHIBIT NO. 10: MATERIAL CONTRACTS

EXECUTIVE COMPENSATION PLANS AND AGREEMENTS

10.1   Incentive Stock Option Plan (incorporated by reference from Exhibit
       10.1 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))

10.2   1988 Nonqualified Stock Option Plan (incorporated by reference from
Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))

10.3 1993 Stock Option Plan (incorporated by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))

10.4   Amendment to 1993 Stock Option Plan (incorporated by reference from
       Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1995 (File No. 0-22804))

10.5   Directors Stock Option Plan (incorporated by reference from Exhibit
       10.4 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))

10.6   1996 Employee Stock Purchase Plan (incorporated by reference from
       Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1996 (File No. 0-22804))

10.7 First Amendment to the 1996 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1997 (File No. 0-22804))

10.8 Second Amendment to the 1996 Employee Stock Purchase Plan (filed herewith)

10.9 1996 Stock Option Plan (incorporated by reference from Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 13, 1997 (File No. 333-21739))

10.10  First Amendment to the 1996 Stock Option Plan (filed herewith)

10.11  1997 Director Stock Option Plan (filed herewith)

10.12 Form of Continuing Director Option under the 1997 Director Stock Option Plan (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997 (File No. 0-22804))

10.13 Form of Initial Option under the 1997 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997 (File No. 0-22804))

10.14 Form of Annual Option under the 1997 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997 (File No. 0-22804))

10.15 1998 Stock Option Plan (incorporated by reference from Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1997 (File No. 0-22804))

10.16  First Amendment to the 1998 Stock Option Plan (filed herewith)

10.17 Employment Agreement and Nondisclosure Agreement dated April 17, 1989 between Registrant and Douglass S. Anderson (incorporated by reference from Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1996 (File No. 0-22804))

10.18 Employment Agreement and Nondisclosure Agreement dated July 6, 1989 between Registrant and Jose S. David (incorporated by reference from Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))

10.19 Employment Agreement and Nondisclosure Agreement dated October 2, 1990 between Registrant and Robert L. Richmond (incorporated by reference from Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))

10.20 Employee Agreement and Nondisclosure Agreement dated December 10, 1996 between Registrant and Frank C. Costa (incorporated by reference from Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1997 (File No. 0-22804))

10.21 Employee Agreement and Nondisclosure Agreement dated March 22, 1991 between Registrant and Edward F. Masters (incorporated by reference from Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1997 (File No. 0-22804))

10.22 Employee Agreement and Nondisclosure Agreement dated January 24, 1991 between Registrant and Kevin L. Chestnut (filed herewith)

10.23 Split Dollar Agreement/Assignment dated as of April 11, 1994, between Registrant and Robert L. Richmond (incorporated by reference from
       Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1995 (File No. 0-22804))

OTHER MATERIAL CONTRACTS

10.24 Office Lease dated January 31, 1991 between Registrant and Martin Selig, as amended (incorporated by reference from Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))

10.25 Amendment to Office Lease dated April 27, 1994, between Registrant and Martin Selig (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1994 (File No. 0-22804))

10.26 Amendment to Office Lease dated August 11, 1994, between Registrant and Martin Selig (incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1995 (File No. 0-22804))

10.27 Amendment to Office Lease dated December 19, 1996 between Registrant and Martin Selig (incorporated by reference from Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1997 (File No. 0-22804))

10.28 Amendment to Office Lease dated December 12, 1997 between Registrant and Martin Selig (filed herewith)

10.29 Amendment to Office Lease dated March 27, 1998 between Registrant and Martin Selig (filed herewith)

10.30 Subordination, Non-Disturbance and Attornment Agreement dated April 9, 1997, between Registrant and Caystar Corp. II (filed herewith)

10.31 Line of Credit Agreement between Registrant and Wells Fargo Bank, N.A. dated November 13, 1997 (filed herewith)

10.32 Amended and Restated Buy-Sell Agreement dated August 8, 1994, among Registrant, Robert L. Richmond and Robert C. Greco (incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 1994 (File No. 0-22804))

10.33 Patent License Agreement dated March 2, 1990, between Registrant and Dytel Corporation (Confidential treatment has been granted for portions of this document) (incorporated by reference from Exhibit
       10.9 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 2, 1993 (File No. 33-71024))

10.34 Automated Attendant Patent License Agreement between Registrant and VMX, Inc. (Confidential treatment has been granted for portions of this document) (incorporated by reference from Exhibit 10.10 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 2, 1993 (File No. 33-71024))

10.35 Voice Mail Patent License Agreement between Registrant and VMX, Inc. (Confidential treatment has been granted for portions of this document) (incorporated by reference from Exhibit 10.11 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 2, 1993 (File No. 33-71024))

10.36 Assignment of Rights Under Patent Application dated October 22, 1990 by Robert L. Richmond and Michael J. Robinson (incorporated by reference from Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))

10.37 Acknowledgment and Assignment of Proprietary Rights dated October 22, 1990 by Robert C. Greco and Michael J. Robinson (incorporated by reference from Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))

EXHIBIT NO. 11: STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

The required information is included in Note 13 of "Notes to Consolidated Financial Statements."

EXHIBIT NO. 21: SUBSIDIARIES OF THE REGISTRANT

21.1   Subsidiaries of Registrant

EXHIBIT NO. 23: CONSENT OF EXPERTS AND COUNSEL

23.1   Consent of Ernst & Young LLP, Independent Auditors

EXHIBIT NO. 27: FINANCIAL DATA SCHEDULE

27.1   Financial Data Schedule

               SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
                             ACTIVE VOICE CORPORATION
                     YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                   (IN THOUSANDS)

          COLUMN A                  COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F
-------------------------------    ----------   ----------   ----------   ----------   ----------
                                                       ADDITIONS
                                                -----------------------
        Description                Balance at   Charged to    Charged to              Balance at
                                   Beginning     Costs and       Other     Deductions   End of

Year ended March 31, 1998
Deducted from asset accounts:
  Allowance for doubtful accounts      $1,326         $275            0(A)      $386       $1,215
  Allowance for sales returns             344            0            0(B)        44          300
                                   ----------   ----------   ----------   ----------   ----------

Totals                                 $1,670         $275            0         $430       $1,515
                                   ----------   ----------   ----------   ----------   ----------
                                   ----------   ----------   ----------   ----------   ----------

Year ended March 31, 1997
Deducted from asset accounts:
  Allowance for doubtful accounts      $1,086         $698            0(A)      $458       $1,326
  Allowance for sales returns             279           65            0            0          344
                                   ----------   ----------   ----------   ----------   ----------

Totals                                 $1,365         $763            0         $458       $1,670
                                   ----------   ----------   ----------   ----------   ----------
                                   ----------   ----------   ----------   ----------   ----------

Year ended March 31, 1996
Deducted from asset accounts:
  Allowance for doubtful accounts        $725         $587            0(A)      $226       $1,086
  Allowance for sales returns             209           70            0            0          279
                                   ----------   ----------   ----------   ----------   ----------

Totals                                   $934         $657          0         $226       $1,365
                                   ----------   ----------   ----------   ----------   ----------
                                   ----------   ----------   ----------   ----------   ----------

 (A)     Uncollectable accounts written off, net of recoveries

 (B)     Reduction of estimated future sales returns

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Seattle, State of Washington, on June 29, 1998.

                                                     ACTIVE VOICE CORPORATION

                                                    By   /s/ Jose S. David
                                                      ------------------------
                                                         Jose S. David
                                                         CHIEF FINANCIAL OFFICER

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                        Title                      Date

/s/ Robert L. Richmond       Chief Executive Officer and     June 29, 1998
-----------------------      Chairman of the Board
Robert L. Richmond           Principal Executive Officer

/s/ Jose S. David             Chief Financial Officer         June 29, 1998
-----------------------       Secretary and Treasurer
Jose S. David                 (Principal Financial and
                              Accounting Officer)

/s/ Tom A. Alberg             Director                        June 29, 1998
-----------------------
Tom A. Alberg

/s/ Douglas P. Beighle        Director                        June 29, 1998
-----------------------
Douglas P. Beighle

/s/ Robert C. Greco           Director                        June 29, 1998
-----------------------
Robert C. Greco

/s/ Harold H. Kawaguchi       Director                        June 29, 1998
-----------------------
Harold H. Kawaguchi

                                       51