Form 10-Q
period 1998-06-30
ACTIVE VOICE CORP
filed 1998-08-13
CIK 869554

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                -------------------

                                     FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


      FOR THE QUARTER ENDED JUNE 30, 1998      COMMISSION FILE NUMBER  0-22804



                              ACTIVE VOICE CORPORATION
               (Exact name of registrant as specified in its charter)


            WASHINGTON                                          91-1235111
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)


       2901 THIRD AVENUE, SUITE 500                              98121-9800
           SEATTLE, WASHINGTON                                   (Zip Code)
  (Address of principal executive offices)


                                    (206) 441-4700
                                (Registrant's telephone
                              number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                         -----        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          OUTSTANDING AT
        CLASS                                             AUGUST 3, 1998
 Common Stock, No Par Value                                  4,678,859

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              ACTIVE VOICE CORPORATION

                                     FORM 10-Q
                        FOR THE QUARTER ENDED JUNE 30, 1998

                                       INDEX


                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)                           3

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8

PART II - OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K                          15


SIGNATURE PAGE                                                           16

                           PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              ACTIVE VOICE CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended June 30,
                                                       ---------------------------
                                                           1998          1997
                                                          -------      -------
Net sales                                                 $13,404      $11,779
Cost of goods sold                                          5,930        4,821
                                                          -------      -------
Gross profit                                                7,474        6,958

Operating expenses:
  Research and development                                  3,330        2,266
  Sales and marketing                                       3,986        3,274
  General and administrative                                1,857          980
                                                          -------      -------
    Total operating expenses                                9,173        6,520
                                                          -------      -------
Operating income (loss)                                    (1,699)         438

Interest expense                                              (20)
Interest income                                               167          166
                                                          -------      -------
Income (loss) before income taxes and minority interest    (1,552)         604

Income tax benefit (provision)                                533         (178)
Minority interest in loss (income) of consolidated
  subsidiary                                                   (1)          29
                                                          -------      -------
Net income (loss)                                         $(1,020)      $  455
                                                          -------      -------
                                                          -------      -------

Earnings (loss) per share:
  Basic                                                    $(0.22)       $0.10
                                                          -------      -------
                                                          -------      -------

  Diluted                                                  $(0.22)       $0.10
                                                          -------      -------
                                                          -------      -------

See notes to consolidated financial statements.

                              ACTIVE VOICE CORPORATION
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                           (IN THOUSANDS, EXCEPT SHARES)



                                                   June 30, 1998   March 31, 1998
                                                   -------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents                            $   920        $  1,550
  Marketable securities                                  2,858           3,407
  Accounts receivable, less allowances                  10,357          11,331
  Inventories                                            8,801          10,122
  Income taxes receivable                                  536             652
  Deferred tax asset                                     1,518           1,340
  Prepaid expenses and other assets                      2,837           3,103
                                                       -------         -------
      Total current assets                              27,827          31,505

Marketable securities                                    3,672           3,680
Furniture and equipment, net                             4,078           3,539
Other assets                                             4,178           2,420
                                                       -------         -------
      Total assets                                     $39,755         $41,144
                                                       -------         -------
                                                       -------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $  2,244       $   3,931
  Notes payable                                            759
  Accrued compensation and benefits                      1,511           1,256
  Other accrued expenses                                 1,676           1,493
                                                       -------         -------
      Total current liabilities                          6,190           6,680

Commitments

Minority interest                                         (124)           (131)

Stockholders' equity:
  Preferred stock, no par value:
    Authorized shares - 2,000,000 - none outstanding
  Common stock, no par value:
    Authorized shares - 10,000,000
    Issued shares, including repurchased shares -
     4,976,933                                          17,306          17,262
  Retained earnings                                     17,966          18,996
  Unrealized gain on marketable securities                  27              33
  Accumulated translation adjustments                       12               7
Less 298,074 repurchased shares (313,067 at
    March 31, 1998), at cost                            (1,622)         (1,703)
                                                       -------         -------
Total stockholders' equity                              33,689          34,595

      Total liabilities and stockholders' equity       $39,755         $41,144
                                                       -------         -------
                                                       -------         -------

Note: The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                              ACTIVE VOICE CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN THOUSANDS)

                                                      Three Months Ended June 30,
                                                      ---------------------------
                                                          1998            1997
                                                       ---------        --------
OPERATING ACTIVITIES
Net income (loss)                                      $(1,020)         $  455
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                          445             251
    Net provisions for accounts receivable                 (68)             14
    Deferred income taxes                                 (175)             44
    Loss on disposal of equipment                           11               2
    Minority interest in income (loss) of consolidated
     subsidiary                                              1             (29)
    Changes in operating assets and liabilities:
        Decrease in accounts receivable                  1,042           1,083
        Decrease (increase) in inventories               1,321            (477)
        Decrease (increase) in prepaid expenses and
          other assets                                  (1,549)             63
        Decrease in accounts payable                    (1,687)           (313)
        Increase (decrease) in other liabilities           555            (314)
                                                        ------          ------
            Net cash provided by (used in) operating
            activities                                  (1,124)            779

INVESTING ACTIVITIES
Purchases of marketable securities and investments                        (652)
Proceeds from sale and maturity of marketable securities   548             934
Purchases of furniture and equipment                      (938)           (533)
                                                        ------          ------
            Net cash used in investing activities         (390)           (251)

FINANCING ACTIVITIES
Repurchase of common stock                                                (416)
Net increase in notes payable                              759
Proceeds from employee stock option and stock
   purchase plans                                          114             251
                                                        ------          ------
            Net cash provided by (used in) financing
            activities                                     873            (165)

Effect of exchange rate changes on cash and cash
  equivalents                                               11
Increase (decrease) in cash and cash equivalents          (630)            363
Cash and cash equivalents at beginning of period         1,550           1,542
                                                        ------          ------
Cash and cash equivalents at end of period              $  920          $1,905
                                                        ------          ------
                                                        ------          ------

See notes to consolidated financial statements.

                              ACTIVE VOICE CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   JUNE 30, 1998

1.  INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Active Voice Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial
information set forth therein.   Results of operations for the three month
period ended June 30, 1998 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended March 31, 1998.

2.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                                    June 30, 1998   March 31, 1998
                                                    -------------   --------------
     Computer equipment                                 $5,106          $5,494
     Custom component parts                              2,947           3,907
     Supplies                                              748             721
                                                        ------          ------
                                                        $8,801         $10,122
                                                        ------          ------
                                                        ------          ------

3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except shares and per share data):


Quarter Ended June 30,                           June 30, 1998   June 30, 1997
----------------------                           -------------   -------------
Numerator:
Net income (loss):                                     $(1,020)           $455
                                                     ---------       ---------
                                                     ---------       ---------

Denominator:
Denominator for basic earnings (loss) per share -
   weighted average shares                           4,664,492       4,609,827

Effect of dilutive securities:
    Stock options                                           **          27,999
                                                     ---------       ---------
Denominator for diluted earnings (loss) per share -
   adjusted weighted average shares
   and assumed conversions                           4,664,492       4,637,826
                                                     ---------       ---------
                                                     ---------       ---------

Basic earnings (loss) per share:                        $(0.22)          $0.10
Diluted earnings (loss) per share:                      $(0.22)          $0.10
                                                     ---------       ---------

** Net effect of dilutive stock options not included in quarterly calculation of diluted EPS as effect would be antidilutive.

4.   NEW ACCOUNTING PRONOUNCEMENTS

As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the three month periods ended June 30, 1998 and 1997, total comprehensive income (loss) amounted to $(1,021,000) and $475,000, respectively.

Effective April 1, 1998 the Company adopted SOP 97-2, "Software Revenue Recognition." The adoption of the SOP 97-2 did not result in a material impact to the Company's consolidated results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Active Voice Corporation (the Company) is a leading manufacturer of PC-based voice processing systems and computer-telephone integration (CTI) products. The Company's products are sold worldwide through a network of independent telecommunications dealers, telephone equipment manufacturers and computer resellers. The Company currently markets five principal products: Repartee, Replay Plus, Replay, Lingo and In-switch. Repartee, the Company's flagship and most feature-rich product, offers the largest call handling capacity and comes in two models, VP and CTI. In addition, Repartee serves as the base for TeLANophy, a suite of the Company's CTI modules which provides complete call management and unified messaging capabilities. Replay Plus, the Company's mid-priced product, offers most of the voice processing features found in Repartee with the exception of the CTI functionality. The Company's Replay product provides basic voice processing features at a price point attractive to the small business market. Lingo offers all basic voice processing features in a single proprietary hardware unit, and is an affordable solution for small businesses as it does not utilize PC hardware and requires minimal dealer effort in its installation. In-switch, available only to the Company's strategic partners, combines Active Voice software with a board that incorporates directly into the phone switch, offering a less expensive alternative than a traditional PC-based voice mail system.

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

RESULTS OF OPERATIONS

NET SALES


Three Months Ended June 30,                 1998          1997          Change
---------------------------                -------       -------        ------
(Dollars in thousands)
Net sales                                  $13,404       $11,779         13.8%
                                           -------       -------        ------

Effective April 1, 1998, the Company's South and Central American customers, which were previously under the umbrella of international sales, joined with the North American dealer channel to create the "Americas" dealer channel. Furthermore, in order to provide better information as to the Company's core product revenue, the Company has also added a fourth revenue segment to the following analysis, denoted "Other". This segment includes revenue from the Company's majority-owned subsidiary, Pronexus, Inc. (Pronexus), as well as other ancillary items not directly related to sales of the Company's primary products, such as royalties on patents. For comparison purposes, the following discussion assumes these adjustments were made on April 1, 1997.

Net sales to the Company's Americas dealer network during the quarter ended June 30, 1998 increased 1.1% from the comparable period in the prior fiscal year. Net sales to the Americas dealers represented approximately 56% of total net sales for the three months ended June 30, 1998 compared to 63% of total net sales in the three months ended June 30, 1997. The decrease in net sales in the Americas dealer channel as a percentage of total net sales can be credited to the success of the Company's strategic partner relationships as some dealers now purchase the Company's products through these corporate sales customers. The Company feels this transition is a more efficient method of distributing its lower-end products, as the Company's dealers are more adept at providing CTI-capable solutions, while the strategic partners' expertise is selling basic voice processing systems. This strategy is illustrated by the 180% increase in new Repartee units within the channel, which serves as the base platform for TeLANophy. Driving this shift was the decision to discontinue offering Replay Plus and Replay in the channel in the fourth quarter of fiscal 1998, with the offsetting revenues diverting to Repartee and Lingo. Lingo sales have replaced some unit sales of Replay at the low end of the market, and contributed 10% of the channel's revenue in the latest quarter.

Net sales to the corporate sales channel increased by approximately 57% for the three months ended June 30, 1998 over the comparable period in the prior fiscal year. Net sales to corporate sales customers represented 26% and 19% of total net sales for the three month periods ended June 30, 1998 and 1997, respectively. More than a third of the increase in net sales to corporate sales customers was attributable to increased unit sales of Repartee, partially a result of the Company's success in developing relationships with its partners. The Company's successful launch of Lingo to one of its partners has broadened the product offerings in the channel, with the resultant revenue from Lingo more than offsetting the decline in Replay systems. Another new product introduced since the June 1997 quarter was the In-switch product, which contributed almost half of the total increase in year over year sales. These two high-volume products have resulted in a substantial increase in units shipped within the channel, nearly tripling over the prior year's comparable quarter. The Company's largest corporate customer, NEC Corporation and its subsidiaries, accounted for approximately 50.9% of total corporate sales and approximately 13.3% of total net sales during the three months ended June 30, 1998.

Net sales to international customers increased by approximately 8% during the three months ended June 30, 1998 in comparison to the prior year's same quarter. International sales represented approximately 14% of total net sales in each of the three month periods ended June 30, 1998 and 1997. The increase in international sales can be attributed to the evolution of the Company's international strategy towards a decentralized approach, providing the local sales managers the latitude to take advantage of the unique opportunities in their markets. The Company's HTML interface for the Replay Plus and Replay product lines, combined with increased localization efforts, contributed to the increase in sales over the prior year's quarter, particularly in the European market.

Other revenue comprised approximately 4% of the Company's net sales for the quarters ended June 30, 1998 and 1997. These revenues primarily represent contributions from the Company's Pronexus subsidiary through sales of Visual Basic-based voice application tools.

GROSS MARGIN


Three Months Ended June 30,                  1998          1997         Change
---------------------------                 ------        -------       ------
(Dollars in thousands)
Gross profit                                $7,474        $6,958          7.4%
Percentage of net sales                      55.8%         59.1%
                                            ------        -------       ------

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

The decrease in gross margin as a percentage of net sales between the comparable three month periods is primarily attributable to two factors: the sales mix shift towards the historically lower-margin strategic partner accounts and the Company's Year 2000 compliance promotion, which has a higher hardware composition.

International gross margins have also declined, due to the impacts of Asia/Pacific exchange rates on revenue, which are not correspondingly offset by the predominantly U.S.-sourced cost of product. In the Americas channel, margins decreased primarily as a result of the shift of Replay and Replay Plus to lower average port size Repartee units.

RESEARCH AND DEVELOPMENT


Three Months Ended June 30,                  1998          1997        Change
----------------------------                -------       ------      --------
(Dollars in thousands)
Research and development                    $3,330        $2,266         47.0%
Percentage of net sales                      24.8%         19.2%
                                            -------       ------      --------

The increases in research and development expenses, both in dollar amount and as a percentage of net sales between the fiscal years ending 1998 and 1997 were primarily attributable to an increase in compensation-related costs associated with additional engineering and development personnel and project-based contract development staff. The development of Unity, the Company's forthcoming Windows NT-based product, is the predominant factor contributing to the increased research and development personnel, and the Company has recently augmented its Quality Assurance staff in preparation for the release. In addition, engineering salaries have increased due to the competitive nature of the labor market and the Company's effort to attract and retain skilled employees.


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

SALES AND MARKETING

Three Months Ended June 30,                  1998          1997         Change
---------------------------                 -------       -------       -------
(Dollars in thousands)
Sales and marketing                         $3,986        $3,274         21.7%
Percentage of net sales                      29.7%         27.8%
                                            -------       -------       -------

The increases in sales and marketing expenses during the three month period ended June 30, 1998 over the comparable period in the prior fiscal year were primarily attributable to additional compensation-related expenses associated with growth in sales and marketing personnel, and higher commission expenses due to incentives and increased sales levels. Much of this headcount growth was in the technical and strategic partner support arenas, as well as the acquisition of the Company's European distributor, whose personnel are not reflected in the June 30, 1997 figures. The increase in technical support personnel is attributable to the demand for network and desktop support resources as a result of the product shift to Repartee and CTI offerings. The increase in unit volume has also caused expenses to be higher when compared to the prior year, as more resources have been devoted to supporting a larger number of systems. Sales and marketing expenses include both costs that are essentially fixed as well as costs that vary from period to period relative to sales volume and thus can be expected to fluctuate both in dollar amount and as a percentage of net sales from period to period.

GENERAL AND ADMINISTRATIVE

Three Months Ended June 30,                  1998          1997         Change
---------------------------                 -------       -------       -------
(Dollars in thousands)
General and administrative                  $1,857          $980         89.5%
Percentage of net sales                      13.9%          8.3%
                                            -------       -------       -------

The increases in general and administrative expenses, both in dollar amount and as a percentage of net sales, between comparable periods was primarily attributable to increased compensation-related and consulting expenses associated with the Company's continued investment in its management information systems infrastructure. Also, for the quarter ended June 30, 1997 the company reduced its provision for doubtful accounts receivable due to improved collection statistics, resulting in some of the dollar and percentage increases when compared to the quarter ended June 30, 1998. General and administrative expenses can be expected to fluctuate as a percentage of net sales from period to period.

INTEREST INCOME

Three Months Ended June 30,                  1998           1997        Change
---------------------------                 ------        -------       ------
(Dollars in thousands)
Interest income                               $167          $166          0.6%
                                            ------        -------       ------

The slight increase in interest income during the three month periods ended June 30, 1998 in comparison to the corresponding period in the prior fiscal year was attributable to the implementation of finance charges on overdue accounts receivable balances. Offsetting this was lower average invested cash and marketable security balances. Average cash and marketable security balances decreased due to a decline in accounts payable, a net loss and equipment purchases. See "Liquidity and Capital Resources."

INCOME TAX PROVISION

Three Months Ended June 30,                  1998          1997        Change
---------------------------                 ------        ------       -------
(Dollars in thousands)
Income tax benefit (provision)                $533         $(178)      (399.4%)
Effective tax rate                           34.3%         29.5%
                                            ------        ------       -------

Variations in the customary relationship between the income tax benefit (provision) and the statutory income tax rate of 34% result from tax exempt investment income, research and development tax credits, and the benefit provided by the Company's foreign sales corporation (FSC) and certain nondeductible expenses. The Company expects the effective tax rate to fluctuate in the future due to the impact of changing research and development tax credits, tax exempt interest income, and foreign sales corporation benefits as a percentage of taxable income. In addition, the Company anticipates that it may fall under the jurisdiction of additional taxing authorities as its operations continue to expand into new geographical areas.

As a result of the Company's pretax loss, the Company will receive a refund of income taxes previously paid. The Company's effective tax rate increased to 34.3% (benefit rate as a result of a pretax loss) in the quarter ended June 30, 1998 from 29.2% in the comparable prior year's quarter. The expiration of the federal research and development credit on June 30, 1998 resulted in a reduction in the income tax benefit rate as the annual credit amount will only apply to three months of research and development expenditures.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE


Three Months Ended June 30,                     1998          1997        Change
---------------------------                    ------        ------       ------
(Dollars in thousands, except per share data)
Net income (loss)                            $(1,020)         $455        (324.2%)
Percentage of net sales                        (7.6%)          3.9%
Earnings (loss) per share:
   Basic                                      $(0.22)         $0.10       (320.0%)
   Diluted                                    $(0.22)         $0.10       (320.0%)
                                              ------          ------       ------

Net income (loss) and earnings (loss) per share in the quarter ended June 30, 1998 decreased in comparison to the corresponding period in the prior fiscal year due primarily to increased operating expenses, as discussed under the individual income statement captions. The Company believes these investments are essential to prepare for new product direction and future growth. This investment in the development of new offerings and distribution channels, and the individuals that support them, is expected to continue throughout the fiscal year. The number of common and common equivalent shares outstanding during the two periods was comparable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and marketable securities and investments decreased to $7.5 million or 19% of total assets at June 30, 1998 from $8.6 million or 21% of total assets at March 31, 1998. The majority of the decrease is due to the net loss, a substantial decrease in accounts payable, and purchases of hardware and software equipment to augment the Company's management information systems. Cash flow used in operations totaled $1.1 million during the three months ended June 30, 1998. The Company had net working capital of $21.6 million at June 30, 1998.

Accounts receivable, net of allowances, decreased to $10.4 million at June 30, 1998 from $11.3 million at March 31, 1998. The decrease in accounts receivable balances was due to a 3% decline in days' sales outstanding and the emphasis on collecting current rather than older accounts. Inventory levels decreased to $8.8 million at June 30, 1998 from $10.1 million at March 31, 1998. Inventory levels were unusually high at March 31, 1998, due to lower than expected fourth quarter fiscal 1998 sales, thus reducing the incremental stocking requirements for the first quarter of fiscal 1999.

The Company made $938,000 in capital expenditures during the three months ended June 30, 1998, compared to $533,000 during the comparable period of the prior fiscal year. The majority of the capital expenditures during the three months ended June 30, 1998 consisted of computer hardware and software used to augment the Company's management information systems infrastructure, as well as purchases of computer equipment for the expanded Quality Assurance group. The Company currently has no specific commitments with respect to additional capital expenditures during the remainder of fiscal 1999, but expects to spend an aggregate of approximately $5.0 million for the year.

The Company has a $10,000,000 revolving credit line from a bank for financing working capital. The agreement expires on November 30, 1998. The Company had $759,000 of borrowings outstanding under financing agreements as of June 30, 1998.

The Company believes that ongoing maturity of securities in its investment portfolio, together with cash flow from operations, will provide sufficient working capital for use in operations for at least the next year.

IMPACT OF THE YEAR 2000 ISSUE

The Company is implementing plans to make its systems year 2000 compliant. The Company has and will continue to make certain investments to modify or convert its internal operational software and hardware systems and applications to ensure that the Company's systems are year 2000 compliant. Although the Company expects some costs associated with the modifications and conversions, the financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

The Company is also implementing programs for assisting customers to obtain year 2000 compliance by making software or hardware upgrades available and offering programs for migrations to current product versions. However, if any necessary modifications, conversions, migrations or upgrades are not made, or not made in a timely or cost effective manner, the Company or its customers may be unable to implement appropriate year 2000 solutions, which could have a material adverse effect on the Company's business, financial condition or results of operations. The Company has received notice of a lawsuit related to the alleged inability of the Company's products prior to Repartee 7.44 to function properly with respect to the year 2000. The Company believes that the lawsuit is without merit and intends to defend itself vigorously. The final resolution of this lawsuit is not expected to have a material adverse effect on the Company's results of operations and financial condition, however, it is not possible to estimate the possible loss or its ultimate impact. Additionally, if other companies with which the Company does business, such as its suppliers, distributors and other customers, do not address year 2000 issues on a timely basis, it could have an adverse effect on the Company's systems or business transactions.

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

                             PART II. OTHER INFORMATION

ITEM 2(d). CHANGES IN SECURITIES AND USE OF PROCEEDS

           At June 30, 1998, the Company had remaining net proceeds from its December 1993 initial public offering of $5,882,000.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits
           10.1 Amendment to Line of Credit Agreement between Registrant and Wells Fargo Bank, N.A. dated August 1, 1998.
           27.  Financial Data Schedule
      (b)  Reports on Form 8-K
           The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Active Voice Corporation
                                       (Registrant)

Date:  August 12, 1998                 By:  /s/ Jose S. David
                                            -------------------------
                                            Jose S. David
                                            Chief Financial Officer


                                            Signing on behalf of registrant and
                                            as principal financial officer