Form 10-Q
period 1998-09-30
ACTIVE VOICE CORP
filed 1998-11-16
CIK 869554

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                            ---------------------------
                                     FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1998         COMMISSION FILE NUMBER  0-22804


                              ACTIVE VOICE CORPORATION
              (Exact name of registrant as specified in its charter)


          WASHINGTON                                       91-1235111
  (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or                              Identification No.)
         organization)


  2901 THIRD AVENUE, SUITE 500                            98121-9800
      SEATTLE, WASHINGTON                                 (Zip Code)
     (Address of principal
       executive offices)

                                    (206) 441-4700
                                     (Registrant's
                                   telephone number,
                                 including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        OUTSTANDING AT
          CLASS                                        NOVEMBER 6, 1998
 Common Stock, No Par Value                                4,638,565

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ACTIVE VOICE CORPORATION

                                      FORM 10-Q
                       FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                        INDEX

PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----
    Item 1.  Financial Statements (Unaudited)                                 3


    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8


PART II - OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds                       16


    Item 6.  Exhibits and Reports on Form 8-K                                 16


SIGNATURE PAGE                                                               17

                            PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ACTIVE VOICE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Three Months Ended            Six Months Ended
                                                     September 30,                September 30,
                                                ----------------------        ----------------------
                                                  1998           1997           1998           1997
                                                -------        -------        -------        -------
Net sales                                       $14,301        $14,523        $27,705        $26,302
Cost of goods sold                                6,619          6,516         12,549         11,337
                                                -------        -------        -------        -------
Gross profit                                      7,682          8,007         15,156         14,965

Operating expenses:
  Research and development                        3,271          2,148          6,601          4,414
  Sales and marketing                             4,210          3,897          8,196          7,171
  General and administrative                      2,235          1,572          4,092          2,552
                                                -------        -------        -------        -------
    Total operating expenses                      9,716          7,617         18,889         14,137
                                                -------        -------        -------        -------
Operating income (loss)                          (2,034)           390         (3,733)           828

Interest expense                                    (13)                          (33)
Interest income                                      73            161            240            327
                                                -------        -------        -------        -------

Income (loss) before income taxes and
 minority interest                               (1,974)           551         (3,526)         1,155

Income tax benefit (provision)                      677           (173)         1,210           (351)
Minority interest in loss
 of consolidated subsidiary                           2             33              1             62

Net income (loss)                               $(1,295)       $   411        $(2,315)       $   866
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------

Earnings (loss) per share:
   Basic                                        $ (0.28)       $  0.09       $  (0.50)       $  0.19
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------
   Diluted                                      $ (0.28)       $  0.09       $  (0.50)       $  0.19
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------

See notes to consolidated financial statements.

                               ACTIVE VOICE CORPORATION
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (IN THOUSANDS, EXCEPT SHARES)

                                                                 September 30,   March 31,
                                                                     1998           1998
                                                                 -------------   ---------
ASSETS
Current assets:
  Cash and cash equivalents                                        $   517        $ 1,550
  Marketable securities                                              3,785          3,407
  Accounts receivable, less allowances                              11,427         11,331
  Inventories                                                        7,904         10,122
  Income taxes receivable                                            1,497            652
  Deferred tax asset                                                 1,279          1,340
  Prepaid expenses and other assets                                  2,928          3,103
                                                                   -------        -------
      Total current assets                                          29,337         31,505

Marketable securities                                                2,585          3,680
Furniture and equipment, net                                         4,273          3,539
Other assets                                                         4,833          2,420
                                                                   -------        -------
      Total assets                                                 $41,028        $41,144
                                                                   -------        -------
                                                                   -------        -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $ 2,887        $ 3,931
  Notes payable                                                      2,076
  Accrued compensation and benefits                                  1,666          1,256
  Other accrued expenses                                             2,236          1,493
                                                                   -------        -------
      Total current liabilities                                      8,865          6,680

Commitments

Minority interest                                                     (121)          (131)

Stockholders' equity:
  Preferred stock, no par value:
    Authorized shares - 2,000,000 - none outstanding
  Common stock, no par value:
    Authorized shares - 10,000,000
    Issued shares, including repurchased shares - 4,976,933         17,306         17,262
  Retained earnings                                                 16,632         18,996
  Unrealized gain on marketable securities                              35             33
  Accumulated translation adjustments                                  (65)             7
  Less 298,368 repurchased shares (313,067 at
    March 31, 1998), at cost                                        (1,624)        (1,703)
                                                                   -------        -------
Total stockholders' equity                                          32,284         34,595

      Total liabilities and stockholders' equity                   $41,028        $41,144
                                                                   -------        -------
                                                                   -------        -------

Note: The consolidated balance sheet at March 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                               ACTIVE VOICE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (IN THOUSANDS)

                                                                          Six Months Ended September 30,
                                                                          ------------------------------
                                                                                1998           1997
                                                                              -------        -------
OPERATING ACTIVITIES
Net income (loss)                                                             $(2,315)       $   866
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
    Depreciation and amortization                                                 791            549
    Provisions for accounts receivable                                            191            181
    Deferred income taxes                                                          62            (54)
    Loss on disposal of equipment                                                  14             12
    Minority interest in loss of consolidated subsidiary                           (1)           (62)
    Changes in operating assets and liabilities:
        Increase in accounts receivable                                          (287)          (673)
        Decrease (increase) in inventories                                      2,218           (399)
        Increase in prepaid expenses and
         other assets                                                          (3,197)        (1,816)
        Increase (decrease) in accounts payable                                (1,044)           599
        Increase in other liabilities                                           1,155            176
                                                                              -------        -------
            Net cash used in operating activities                              (2,413)          (621)

INVESTING ACTIVITIES
Purchases of marketable securities and investments                                            (1,585)
Proceeds from sale and maturity of marketable securities                          718          3,616
Acquisition of business                                                                         (467)
Purchases of furniture and equipment                                           (1,425)        (1,023)
                                                                              -------        -------
            Net cash provided by (used in) investing activities                  (707)           541

FINANCING ACTIVITIES
Repurchase of common stock                                                       (158)          (416)
Net issuance of short term notes payable                                        2,076
Proceeds from employee stock option and stock
 purchase plans                                                                   230            354
                                                                              -------        -------
            Net cash provided by (used in) financing activities                 2,148            (62)

Effect of exchange rate changes on cash and cash equivalents                      (61)            (2)
Decrease in cash and cash equivalents                                          (1,033)          (144)
Cash and cash equivalents at beginning of period                                1,550          1,542
                                                                              -------        -------
Cash and cash equivalents at end of period                                    $   517        $ 1,398
                                                                              -------        -------
                                                                              -------        -------

See notes to consolidated financial statements.

                              ACTIVE VOICE CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 SEPTEMBER 30, 1998

1.  INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Active Voice Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial
information set forth therein.   Results of operations for the three month and
six month periods ended September 30, 1998 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended March 31, 1998.

2.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                                  September 30,   March 31,
                                                       1998         1998
                                                  -------------   ---------
    Computer equipment                               $4,961         $5,494
    Custom component parts                            2,086          3,907
    Supplies                                            857            721
                                                     ------        -------
                                                     $7,904        $10,122
                                                     ------        -------
                                                     ------        -------

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except shares and per share data):

                                                               Three Months Ended             Six Months Ended
                                                                  September 30,                 September 30,
                                                             ------------------------      ------------------------
                                                               1998           1997           1998           1997
                                                             ---------      ---------      ---------      ---------
 Numerator:
 Net income (loss)                                             $(1,295)          $411        $(2,315)         $866
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------
 Denominator:
 Denominator for basic earnings (loss) per share -
   weighted average shares                                   4,672,419      4,621,423      4,668,456      4,615,625

 Effect of dilutive securities:
    Stock options                                                   **         60,824             **         44,412
                                                             ---------      ---------      ---------      ---------
 Denominator for diluted earnings (loss) per share -
   adjusted weighted average shares
   and assumed conversions                                   4,672,419      4,682,247      4,668,456      4,660,037
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------
 Basic earnings (loss) per share:                               $(0.28)         $0.09         $(0.50)         $0.19
 Diluted earnings (loss) per share:                             $(0.28)         $0.09         $(0.50)         $0.19
-------------------------------------------------------------------------------------------------------------------

** Net effect of stock options not included in calculation of diluted EPS as effect would be antidilutive.

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

During the three month periods ended September 30, 1998 and September 30, 1997, total comprehensive income (loss) amounted to $(1,365,000) and $423,000, respectively. For the six month periods ended September 30, 1998 and September 30, 1997, total comprehensive income (loss) amounted to $(2,386,000) and $898,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Active Voice Corporation (the Company) is a leading manufacturer of PC-based voice processing systems and computer-telephone integration (CTI) products. The Company's products are sold worldwide through a network of independent telecommunications dealers, telephone equipment manufacturers and computer resellers. The Company currently markets five principal products: Repartee, Replay Plus, Replay, Lingo and in-switch. Repartee, the Company's flagship and most feature-rich product, offers the largest call handling capacity and comes in two models, VP and CTI. In addition, Repartee serves as the base for TeLANophy, a suite of the Company's CTI modules which provides complete call management and unified messaging capabilities. Replay Plus, the Company's mid-priced product, offers most of the voice processing features found in Repartee with the exception of the CTI functionality. The Company's Replay product provides basic voice processing features at a price point attractive to the small business market. Lingo offers all basic voice processing features in a single proprietary hardware unit, and is an affordable solution for small businesses as it does not utilize PC hardware and requires minimal dealer effort in its installation. In-switch products, available only to the Company's strategic partners, combine Active Voice software with a board that incorporates directly into the phone switch, offering a less expensive alternative than a traditional PC-based voice mail system.

FORWARD LOOKING INFORMATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT (FOR EXAMPLE, STATEMENTS USING THE EXPRESSIONS, "THE COMPANY BELIEVES" OR "THE COMPANY ANTICIPATES" AND OTHER SIMILAR STATEMENTS) CONTAIN "FORWARD LOOKING" INFORMATION (AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) INVOLVING RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, PROJECTIONS FOR SALES AND EXPENDITURES, TREND PROJECTIONS AND DEVELOPMENT SCHEDULES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS DISCUSSED IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. INVESTORS ARE ENCOURAGED TO CONSIDER THE RISKS DETAILED IN THOSE FILINGS. THE COMPANY ASSUMES NO OBLIGATION TO RELEASE PUBLICLY ANY CHANGES TO THESE "FORWARD LOOKING STATEMENTS" THAT MAY ARISE FROM THE DEVELOPMENT OF UNANTICIPATED EVENTS OR CIRCUMSTANCES THAT OCCUR AFTER THE DATE OF THE ORIGINAL PROJECTION. (REFER TO THE SECTION ENTITLED "FACTORS AFFECTING FUTURE OPERATING RESULTS" FOR A FURTHER DISCUSSION OF SOME OF THE INVOLVED RISKS AND UNCERTAINTIES.)

RESULTS OF OPERATIONS

NET SALES

                                  Three Months Ended                        Six Months Ended
                                     September 30,                            September 30,
                                  1998          1997         Change        1998          1997          Change
-------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Net sales                       $14,301       $14,523        (1.6%)       $27,705       $26,302         5.3%
-------------------------------------------------------------------------------------------------------------

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

THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales to the Company's Americas dealer network during the quarter ended September 30, 1998 decreased by 16% from the comparable period in the prior fiscal year. Net sales to the Americas dealers represented 50% of total net sales for the three months ended September 30, 1998 compared to 59% of total net sales in the three months ended September 30, 1997. The decrease in net sales in the Americas dealer channel as a percentage of total net sales can be credited to the continued success of the Company's strategic partner relationships as some dealers now purchase the Company's products through these corporate sales
customers.   The Company feels this transition is a more efficient method of distributing its lower-end products, as the Company's dealers are more adept at providing CTI-capable solutions, while the strategic partners' expertise is selling basic voice processing systems. To address demand for unified messaging in the dealer channel, the Company announced a limited release of Unity, the Company's NT-based unified messaging product. However, sales of Unity were not significant for the period and are not expected to be significant for the remainder of the fiscal year. The introduction of Lingo in September 1997 has mitigated some of the decline in overall dealer revenue, compensating for the discontinuation of the Replay offering in the fourth quarter of fiscal 1998.

Net sales to the corporate sales channel increased by approximately 33% for the three months ended September 30, 1998 over the comparable period in the prior fiscal year. Net sales to corporate sales customers represented 31% and 23% of total net sales for the three month periods ended September 30, 1998 and 1997, respectively. The majority of this increase was attributable to the introduction of Lingo in the channel when compared to the prior year's September quarter, and a five-fold increase of in-switch units and revenue. Repartee revenue more than doubled in the channel over the prior year, partially the result of the Company's ongoing success in developing relationships with its strategic partners. The Company's largest corporate customer, NEC Corporation and its subsidiaries, accounted for approximately 67% of total corporate sales and approximately 21% of total net sales during the three months ended September 30, 1998.

Net sales to international customers decreased by approximately 6% during the three months ended September 30, 1998 in comparison to the prior year's same quarter. International sales represented 15% of total net sales for both the three month periods ended September 30, 1998 and 1997. The decline is primarily attributable to the softness of the Asia/Pacific market, delivering less than two-thirds of the sales volume of the prior year's comparable quarter. Sales in the European market, however, have continued to increase, as the Company's localization efforts have improved product acceptance and demand there.

Other revenue comprised approximately 4% and 3% of the Company's net sales for the quarters ended September 30, 1998 and 1997, respectively. These revenues primarily represent contributions from the Company's Pronexus subsidiary through sales of Visual Basic-based voice application tools.

SIX MONTHS ENDED SEPTEMBER 30, 1998

Net sales to the Company's Americas dealer network for the current period declined approximately 8% when compared to the six month period ended September 30, 1997. Net sales to the Americas dealers represented approximately 53% of total net sales for the six months ended September 30, 1998, compared to approximately 61% of total net sales for the six months ended September 30, 1997. The reason for the decline mirrors the discussion of the decrease in the three month period comparison, where certain dealers are now purchasing products through the strategic partner channel, for the reasons outlined above. Although this distribution model often comes at the expense of the dealer channel, the Company believes that strategically this transition will increase its voice mail attach rate, resulting in larger unit volumes of its messaging products.

Net sales to the Company's corporate sales channel during the six months ended September 30, 1998 increased by approximately 43% from the comparable period in the prior fiscal year. Net sales to corporate sales customers represented 29% and 21% of total net sales for the six month periods ended September 30, 1998 and 1997, respectively. Lingo and in-switch accounted for the majority of the revenue and unit increases, as customers in this channel have responded to the simplicity and price point of Lingo, and the integrated solution offered by in-switch. The largest corporate customer, NEC Corporation and its subsidiaries, accounted for approximately 60% of total corporate sales and approximately 17% of total net sales during the six months ended September 30, 1998.

Net sales to international customers decreased slightly for the six months ended September 30, 1998, representing 14% of total sales, when compared to the six months ended September 30, 1997, which represented 15% of total sales. As mentioned above, declines in the Asia/Pacific market have been offset by strength in the Northern European market. The Company's sales in this market have been enhanced by the acquisition of the Company's European distributor in September 1997. Recent country-specific localization of the Company's products, particularly for France and Germany, is anticipated to further extend the Company's product acceptance in the European market.

For the six month periods ended September 30, 1998 and September 30, 1997, other revenue contributed 4% and 3% of the Company's total net sales, respectively, as the Company's Pronexus subsidiary posted a 50% revenue increase over the prior year.

GROSS MARGIN

                                       Three Months Ended                       Six Months Ended
                                         September 30,                            September 30,
                                       1998          1997         Change        1998          1997          Change
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Gross profit                          $7,682        $8,007        (4.1%)       $15,156       $14,965         1.3%
Percentage of net sales                 53.7%         55.1%                       54.7%         56.9%
------------------------------------------------------------------------------------------------------------------

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

The decrease in gross margin as a percentage of net sales between the comparable three month periods is primarily attributable to the Company's Year 2000 (Y2K) upgrade program, which carries a larger hardware component than traditional dealer sales. This effect is somewhat mitigated by the margin contribution from in-switch in the strategic partner channel, for which the Company combines its software with third-party vendor hardware. For the six month period ended September 30, 1998, margins were lower than the prior comparable period due to the Company's Y2K upgrade program, as well as the overall shift of revenue from the dealer to the strategic partner channel, which has traditionally carried lower margins per unit. Gross margins have also been hampered by the impacts of Asia/Pacific exchange rates on revenue, which are not correspondingly offset by the predominantly U.S.-sourced cost of product.

RESEARCH AND DEVELOPMENT

                                       Three Months Ended                       Six Months Ended
                                         September 30,                            September 30,
                                       1998          1997         Change        1998          1997          Change
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Research and development              $3,271        $2,148         52.3%       $6,601        $4,414          49.5%
Percentage of net sales                 22.9%         14.8%                      23.8%         16.8%
------------------------------------------------------------------------------------------------------------------

The increases in research and development expenses, both in dollar amount and as a percentage of net sales between the three month and six month periods ended September 30, 1998 and 1997, were primarily attributable to an increase in compensation-related costs associated with additional engineering and development personnel and project-based contract development staff. The increase in engineering personnel is attributable to the Company's development of Unity, the Company's Windows NT-based product, as well as to the addition of Quality Assurance staff in preparation for Unity's release. To accommodate the development staff expansion, the Company built out additional office space, thereby increasing its rent expense. In addition, engineering salaries have increased due to the competitive nature of the labor market and the Company's effort to attract and retain skilled employees. The Company also continues to allocate significant resources to the localization of products for international markets and customization of products for strategic partner accounts.

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

SALES AND MARKETING

                                       Three Months Ended                       Six Months Ended
                                         September 30,                            September 30,
                                       1998          1997         Change        1998          1997          Change
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Sales and marketing                   $4,210        $3,897          8.0%       $8,196        $7,171          14.3%
Percentage of net sales                 29.4%         26.8%                      29.6%         27.3%
------------------------------------------------------------------------------------------------------------------

The increases in sales and marketing expenses during the three month and six month periods ended September 30, 1998 over the comparable periods in the prior fiscal year, both in dollar amount and as a percentage of net sales, were primarily attributable to increased compensation-related expenses associated with growth in sales and marketing personnel. Specifically, the Company added technical support staff to meet the demand for network and desktop support resources as a result of the product shift to Repartee and CTI offerings. The increase in unit volume has also caused expenses to be higher when compared to the prior year, as more resources have been devoted to supporting a larger number of systems. Furthermore, the addition of the Company's European distributor's employees beginning in September 1997 has also caused personnel expenses to increase when compared to the prior three and six month periods. Sales and marketing expenses include both costs that are essentially fixed as well as costs that vary relative to sales volume and thus can be expected to fluctuate both in dollar amount and as a percentage of net sales from period to period.

GENERAL AND ADMINISTRATIVE

                                       Three Months Ended                       Six Months Ended
                                         September 30,                            September 30,
                                       1998          1997         Change        1998          1997          Change
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
General and administrative            $2,235        $1,572         42.2%       $4,092        $2,552          60.3%
Percentage of net sales                 15.6%         10.8%                      14.8%          9.7%
------------------------------------------------------------------------------------------------------------------

The increases in general and administrative expenses, both in dollar amount and as a percentage of net sales, between comparable periods was primarily attributable to increased compensation-related and consulting expenses associated with the Company's continued investment in its management information systems infrastructure. Such expenses include consultants and personnel dedicated to deployment and maintenance of the Company's primary business system applications. General and administrative expenses can be expected to fluctuate as a percentage of net sales from period to period.

INTEREST EXPENSE AND INTEREST INCOME

                                       Three Months Ended                       Six Months Ended
                                         September 30,                            September 30,
                                       1998          1997         Change        1998          1997          Change
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Interest expense                       $(13)                      100.0%        $(33)                       100.0%
Interest income                        $ 73          $161         (54.7%)       $240          $327          (26.6%)
------------------------------------------------------------------------------------------------------------------

The Company incurred interest expense in the three and six month periods ended September 30, 1998 as it began borrowing against its line of credit to fund operations. The decreases in interest income during the three month and six month periods ended September 30, 1998 in comparison to the corresponding periods in the prior fiscal year were primarily attributable to lower average invested cash and marketable security balances. Average cash and marketable security balances decreased due primarily to the Company's net loss. See "Liquidity and Capital Resources."

INCOME TAX PROVISION

                                       Three Months Ended                       Six Months Ended
                                         September 30,                            September 30,
                                       1998          1997         Change        1998          1997          Change
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Income tax benefit (provision)         $677          $(173)      (491.3%)       $1,210        $(351)       (444.7%)
Effective tax rate                     34.3%          31.4%                       34.3%        30.4%
------------------------------------------------------------------------------------------------------------------

Variations in the customary relationship between the income tax benefit (provision) and the statutory income tax rate of 34% result from tax investment income, research and development tax credits, and the benefit provided by the Company's foreign sales corporation (FSC) and certain nondeductible expenses. The Company expects the effective tax rate to fluctuate in the future due to possible future operating losses and to the impact of changing research and development tax credits, tax exempt interest income, and foreign sales corporation benefits as a percentage of taxable income. The Company had approximately $1.3 million in deferred tax assets at September 30, 1998. The Company is evaluating the necessity of a valuation allowance against these assets due to current year losses and the limited availability of Net Operating Loss (NOL) carrybacks. Future income tax benefits will also be limited by the availability of NOL carrybacks. In addition, the Company anticipates that it may fall under the jurisdiction of additional taxing authorities as its operations expand into new geographical areas.

As a result of the Company's pretax losses for the three and six month periods ended September 30, 1998, the Company will receive a refund of income taxes previously paid. The Company's effective tax rate increased to 34.3% (benefit rate as a result of a pretax loss) in both the three and six month periods ended September 30, 1998, compared to 31.4% and 30.4% income tax provisions for the prior year's comparable periods, respectively.


NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

                                       Three Months Ended                       Six Months Ended
                                         September 30,                            September 30,
                                       1998          1997         Change        1998          1997          Change
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per
 share data)
Net income (loss)                     $(1,295)        $411        (415.1%)     $(2,315)       $866         (367.3%)
Percentage of net sales                  (9.1%)        2.8%                       (8.4%)       3.3%
Earnings (loss) per share:
   Basic                               $(0.28)       $0.09        (411.1%)      $(0.50)      $0.19         (363.2%)
   Diluted                             $(0.28)       $0.09        (411.1%)      $(0.50)      $0.19         (363.2%)
-------------------------------------------------------------------------------------------------------------------

Net income (loss) and earnings (loss) per share for the three month and six month periods ended September 30, 1998 in comparison to the corresponding periods in the prior fiscal year were primarily attributable to the increased operating expenses, as discussed above under the individual income statement captions. The Company believes these investments are essential to prepare for new product direction and future growth. This investment in the development of new offerings and distribution channels, and the individuals that support them, is expected to continue throughout the year. Furthermore, the declines in gross margin percentage have also contributed to the decreases in net income and earnings per share. The number of common and common equivalent shares outstanding was comparable in the three month and six month periods ended September 30, 1998, and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and marketable securities and investments decreased to $6.9 million or 17% of total assets at September 30, 1998 from $8.6 million or 21% of total assets at March 31, 1998. The decrease is due primarily to the net loss. Cash flow used in operations totaled $2.4 million during the six months ended September 30, 1998. The Company had net working capital of $20.5 million at September 30, 1998.

Accounts receivable, net of allowances, increased slightly to $11.4 million at September 30, 1998 from $11.3 million at March 31, 1998. The increase in accounts receivable balances was due to higher net sales in the three months ended September 30, 1998 compared to net sales in the three months ended March 31, 1998. Days' sales outstanding at September 30, 1998 declined approximately 3% from March 31, 1998. Inventory levels decreased to $7.9 million at September 30, 1998 from $10.1 million at March 31, 1998, reflecting the Company's simplification of its product structure.

During the quarter ended September 30, 1998, the Company repurchased 20,000 shares of its common stock for approximately $158,000 under its previously announced share repurchase program. The Company made $1.4 million in capital expenditures during the six months ended September 30, 1998, compared to $1.0 million during the comparable period of the prior fiscal year. The majority of the capital expenditures during the six months ended September 30, 1998 consisted of computer hardware and software used to augment the Company's management information systems infrastructure, as well as additions and upgrades of computer equipment for development personnel. The Company currently has no specific commitments with respect to additional capital expenditures during the remainder of fiscal 1999, but expects to spend an aggregate of approximately $3.5 million for the year.

The Company has a $10,000,000 revolving credit line from a bank for financing working capital. The agreement expires on November 30, 1998. The Company had approximately $2.1 million of borrowings outstanding under the line of credit at September 30, 1998. The Company is currently in the process of negotiating a new financing agreement.

The Company believes that ongoing maturity of securities in its investment portfolio, together with cash flow from operations, will provide sufficient resources to finance operations for at least the next year.

YEAR 2000 UPDATE

An issue affecting the Company and others is the inability of many computer systems and applications to correctly process date data in and between the twentieth and twenty-first centuries. The Company formed task forces to investigate the year 2000 readiness of its products and of its internal systems. The Company has completed its initial assessment of the year 2000 readiness of its critical internal business process systems and applications and continues to assess other applications and equipment. The assessment of all systems will continue through the next year. The Company has received assurances from the suppliers that the Company's most critical business process systems and applications are currently or will be year 2000 ready by December 31, 1999. The Company believes that other systems can be modified or replaced prior to January 2000. The Company estimates that the total cost of replacement or upgrade of internal systems replaced solely to achieve year 2000 readiness will be less than $100,000.

The Company has also implemented programs to assist customers with older versions of its products in obtaining year 2000 readiness by making software upgrades or replacement hardware available and offering programs for migrations to current product versions. The Company estimates that the costs of creating software patches and administering its upgrade programs for customers will be approximately $400,000. The financial impact to the Company of the upgrade programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. However, if any necessary modifications, conversions, migrations or upgrades are not made, or not made in a timely manner, the Company's customers may be unable to implement appropriate year 2000 solutions, which could have a material adverse effect on the Company as a result of the loss of a significant customer or number of customers or legal costs.

The Company has been served with a lawsuit in Massachusetts state court related to the alleged inability of the Company's products prior to Repartee 7.44 to function properly with respect to the year 2000. The Company believes that the lawsuit is without merit and intends to defend itself vigorously. The final resolution of this lawsuit is not expected to have a material adverse effect on the Company's results of operations and financial condition; however, it is not possible to estimate the possible loss or its ultimate impact.

The Company is in the process of contacting its primary third party suppliers to assess and seek reasonable assurances concerning the year 2000 readiness of their products. The Company is in the process of requesting information from its primary suppliers concerning the year 2000 readiness of their internal systems as well. The Company estimates that it will complete its inquiry process no later than June 1999. Because the Company has no control over third parties' products, services or internal operations, the Company cannot ensure year 2000 readiness by its suppliers. The Company intends to develop contingency plans by September 1999 for any third party suppliers that appear to be at risk.

The Company is developing a plan to request information from certain customers concerning their internal year 2000 readiness. The Company estimates that it will complete the plan and any inquiry process no later than September 1999. Because the Company has no control over third parties' products, services or internal operations, the Company cannot ensure year 2000 readiness by its customers.

The Company has not determined the most likely worst case scenario for the Company with respect to the year 2000 problem as it is still assessing the year 2000 readiness of its important business partners.

Readers are cautioned that forward looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements."

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

- There can be no assurance that new products will not be delayed, resulting in lost customers or allowing competitors to gain market share, or that such products will be successful in the marketplace.

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

                             PART II. OTHER INFORMATION

ITEM 2(d).     CHANGES IN SECURITIES AND USE OF PROCEEDS

               At March 31, 1998 the Company had remaining net proceeds from its December 1993 initial public offering of $5,882,000. During the period April 1, 1998 to September 30, 1998, the Company used $2,315,000 to fund its operating loss, leaving remaining net proceeds of $3,567,000.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits
                    27.  Financial Data Schedule
               (b)  Reports on Form 8-K
                    The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Active Voice Corporation
                                        (Registrant)

Date:  November 12, 1998                By:  /s/ Jose S. David
                                           ------------------------------
                                             Jose S. David
                                             Chief Financial Officer


                                        Signing on behalf of registrant and
                                        as principal financial officer