Form 10-Q
period 1998-12-31
ACTIVE VOICE CORP
filed 1999-02-12
CIK 869554

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE QUARTER ENDED DECEMBER 31, 1998     COMMISSION FILE NUMBER 0-22804


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              OUTSTANDING AT
               CLASS                                         FEBRUARY 8, 1999
     Common Stock, No Par Value                                 4,562,860

===============================================================================

                            ACTIVE VOICE CORPORATION

                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                      INDEX


PART I - FINANCIAL INFORMATION                                       PAGE
                                                                     ----

   Item 1.  Financial Statements (Unaudited)                            3

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8


PART II - OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds                 17

   Item 6.   Exhibits and Reports on Form 8-K                          17


SIGNATURE PAGE                                                         18

                                       PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                         ACTIVE VOICE CORPORATION
                               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three Months Ended                 Nine Months Ended
                                                     December 31,                      December 31,
                                            -----------------------------    -------------------------------
                                                 1998           1997              1998             1997
                                            -------------- --------------    --------------   --------------
Net sales                                       $16,629        $14,063           $44,334          $40,365
Cost of goods sold                                8,127          5,402            20,676           16,739
                                            -------------- --------------    --------------   --------------
Gross profit                                      8,502          8,661            23,658           23,626

Operating expenses:
  Research and development                        3,568          2,191            10,169            6,605
  Sales and marketing                             4,440          3,813            12,636           10,984
  General and administrative                      2,014          1,884             6,106            4,436
                                            -------------- --------------    --------------   --------------
    Total operating expenses                     10,022          7,888            28,911           22,025
                                            -------------- --------------    --------------   --------------
Operating income (loss)                          (1,520)           773            (5,253)           1,601

Interest expense                                    (17)                             (50)
Interest income                                      49            142               289              469
                                            -------------- --------------    --------------   --------------
Income (loss) before income taxes and
  minority interest                              (1,488)           915            (5,014)           2,070

Income tax benefit (provision)                       39           (270)            1,249             (621)
Minority interest in loss (income)
  of consolidated subsidiary                        (41)           (27)              (40)              35
                                            -------------- --------------    --------------   --------------

Net income (loss)                               $(1,490)       $   618           $(3,805)         $ 1,484
                                            -------------- --------------    --------------   --------------
                                            -------------- --------------    --------------   --------------
Earnings (loss) per share:
   Basic                                         $(0.32)       $  0.13           $ (0.82)           $0.32
                                            -------------- --------------    --------------   --------------
                                            -------------- --------------    --------------   --------------
   Diluted                                       $(0.32)       $  0.13           $ (0.82)           $0.32
                                            -------------- --------------    --------------   --------------
                                            -------------- --------------    --------------   --------------

See notes to consolidated financial statements.

                                         ACTIVE VOICE CORPORATION
                                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                      (IN THOUSANDS, EXCEPT SHARES)

                                                                      December 31,           March 31,
                                                                          1998                 1998
                                                                   ------------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $   342              $ 1,550
  Marketable securities                                                     1,752                3,407
  Accounts receivable, less allowances                                     11,906               11,331
  Inventories                                                               6,261               10,122
  Income taxes receivable                                                   1,552                  652
  Deferred tax asset                                                        1,282                1,340
  Prepaid expenses and other assets                                         3,652                3,103
                                                                   ------------------    -----------------
      Total current assets                                                 26,747               31,505

Marketable securities                                                       1,694                3,680
Furniture and equipment, net                                                4,676                3,539
Other assets                                                                4,271                2,420
                                                                   ------------------    -----------------

      Total assets                                                        $37,388              $41,144
                                                                   ------------------    -----------------
                                                                   ------------------    -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $ 2,379              $ 3,931
  Notes payable                                                               173
  Accrued compensation and benefits                                         2,116                1,256
  Other accrued expenses                                                    2,489                1,493
                                                                   ------------------    -----------------
      Total current liabilities                                             7,157                6,680

Commitments

Minority interest                                                             (81)                (131)

Stockholders' equity:
  Preferred stock, no par value:
    Authorized shares - 2,000,000 - none outstanding
  Common stock, no par value:
    Authorized shares - 10,000,000
    Issued shares, including repurchased shares - 4,976,933                17,306               17,262
  Retained earnings                                                        15,093               18,996
  Accumulated other comprehensive income                                       12                   40
  Less 374,073 repurchased shares (313,067 at
    March 31, 1998), at cost                                               (2,099)              (1,703)
                                                                   ------------------    -----------------
Total stockholders' equity                                                 30,312               34,595

      Total liabilities and stockholders' equity                          $37,388              $41,144
                                                                   ------------------    -----------------
                                                                   ------------------    -----------------

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

                                         ACTIVE VOICE CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                              (IN THOUSANDS)

                                                                         Nine Months Ended December 31,
                                                                   ----------------------------------------
                                                                           1998                  1997
                                                                   ------------------    ------------------
OPERATING ACTIVITIES
Net income (loss)                                                         $(3,805)              $ 1,484
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                           1,260                   958
    Provisions for accounts receivable                                        269                   340
    Deferred income taxes                                                      62                  (250)
    Loss on disposal of equipment                                              17                    12
    Minority interest in income (loss) of consolidated subsidiary              40                   (35)
    Changes in operating assets and liabilities:
        Increase in accounts receivable                                      (844)               (1,323)
        Decrease (increase) in inventories                                  3,861                (1,006)
        Increase in prepaid expenses and
          other assets                                                     (3,471)               (2,884)
        Decrease in accounts payable                                       (1,552)                 (321)
        Increase in other liabilities                                       1,858                   604
                                                                   ------------------    ------------------
            Net cash used in operating activities                          (2,305)               (2,421)

INVESTING ACTIVITIES
Purchases of marketable securities and investments                                               (1,886)
Proceeds from sale and maturity of marketable securities                    3,629                 5,891
Acquisition of business                                                                            (467)
Purchases of furniture and equipment                                       (2,243)               (1,899)
                                                                   ------------------    ------------------
            Net cash provided by investing activities                       1,386                 1,639

FINANCING ACTIVITIES
Repurchase of common stock                                                   (800)                 (416)
Net issuance of short term notes payable                                      173
Proceeds from employee stock option and stock
  purchase plans                                                              348                   498
                                                                   ------------------    ------------------
            Net cash provided by (used in) financing activities              (279)                   82

Effect of exchange rate changes on cash and cash equivalents                  (10)                    8
Decrease in cash and cash equivalents                                      (1,208)                 (692)
Cash and cash equivalents at beginning of period                            1,550                 1,542
                                                                   ------------------    ------------------
Cash and cash equivalents at end of period                                $   342               $   850
                                                                   ------------------    ------------------
                                                                   ------------------    ------------------

See notes to consolidated financial statements.

                            ACTIVE VOICE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1998

1.  INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Active Voice Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month and nine month periods ended December 31, 1998 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended March 31, 1998.

2.  INVENTORIES

Inventories are comprised of the following (in thousands):


                                                           December 31, 1998          March 31, 1998
                                                         ----------------------    ----------------------
         Computer equipment                                          $3,802                    $5,494
         Custom component parts                                       1,666                     3,907
         Supplies                                                       793                       721
                                                         ----------------------    ----------------------
                                                                     $6,261                   $10,122
                                                         ----------------------    ----------------------
                                                         ----------------------    ----------------------


3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except shares and per share data):


                                                            Three Months Ended                Nine Months Ended
                                                                December 31,                     December 31,
                                                       -----------------------------    ------------------------------
                                                           1998           1997              1998            1997
                                                       -------------- --------------    --------------  --------------
 Numerator:
 Net income (loss)                                         $(1,490)          $618           $(3,805)         $1,484
                                                       -------------- --------------    --------------  --------------
                                                       -------------- --------------    --------------  --------------
 Denominator:
 Denominator for basic earnings (loss) per share -
   weighted average shares                               4,629,223      4,633,753         4,655,378       4,621,668

 Effect of dilutive securities:
    Stock options                                               **         66,121                **          51,648
                                                       -------------- --------------    --------------  --------------
 Denominator for diluted earnings (loss) per share -
   adjusted weighted average shares
   and assumed conversions                               4,629,223      4,699,874         4,655,378       4,673,316
                                                       -------------- --------------    --------------  --------------
                                                       -------------- --------------    --------------  --------------
 Basic earnings (loss) per share:                          $ (0.32)        $ 0.13           $ (0.82)          $ 0.32
 Diluted earnings (loss) per share:                        $ (0.32)        $ 0.13           $ (0.82)          $ 0.32


------------------------------------------------------------------------------

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

During the three month periods ended December 31, 1998 and 1997, total comprehensive income (loss) amounted to $(1,448,000) and $622,000, respectively. For the nine month periods ended December 31, 1998 and 1997, total comprehensive income (loss) amounted to $(3,833,000) and $1,520,000, respectively.

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

RESULTS OF OPERATIONS

NET SALES


                                 Three Months Ended                        Nine Months Ended
                                    December 31,                             December 31,
                                  1998        1997      Change             1998        1997       Change
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Net sales                       $16,629      $14,063     18.2%            $44,334     $40,365      9.8%
-----------------------------------------------------------------------------------------------------------


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

THREE MONTHS ENDED DECEMBER 31, 1998

Net sales to the Company's Americas dealer network during the quarter ended December 31, 1998 decreased by 1% from the comparable period in the prior fiscal year. Net sales to the Americas dealers represented 49% of total net sales for the three months ended December 31, 1998 compared to 58% of total net sales in the three months ended December 31, 1997. The decrease in net sales in the Americas dealer channel as a percentage of total net sales can be credited to the continued success of the Company's strategic partner relationships as some dealers now purchase the Company's products through these corporate sales customers. The Company feels this transition is a more efficient method of distributing its lower-end products, as the Company's dealers are more adept at providing CTI-capable solutions, while the strategic partners' expertise is selling basic voice processing systems. Revenues relating to the Company's Year 2000 (Y2K) program, which provides discounts to dealers who upgrade their customers' non-Y2K compliant systems, reduced the decline in sales to the Americas dealer channel for the period ended December 31, 1998.

Net sales to the corporate sales channel increased by approximately 71% for the three months ended December 31, 1998 over the comparable period in the prior fiscal year. Net sales to corporate sales customers represented 31% and 22% of total net sales for the three month periods ended December 31, 1998 and 1997, respectively. This increase was primarily attributable to the successful introduction of Lingo in the channel's product line and the continued success of in-switch when compared to the prior year's comparable quarter. The Company's largest corporate customer, NEC Corporation and its subsidiaries, accounted for approximately 65% of total corporate sales and approximately 20% of total net sales during the three months ended December 31, 1998.

Net sales to international customers increased by approximately 21% during the three months ended December 31, 1998 in comparison to the prior year's same quarter. International sales represented 16% of total net sales for the three month period ended December 31, 1998 and 15% of total net sales for the three month period ended December 31, 1997. The increase in the international channel can be primarily attributed to the European market, where the Company benefited from increased voice mail penetration rates. The Company believes its ongoing localization efforts have contributed to the improved product acceptance and demand in the European market.

Other revenue comprised approximately 4% and 5% of the Company's net sales for the quarters ended December 31, 1998 and 1997, respectively. These revenues primarily represent contributions from the Company's Pronexus subsidiary through sales of Visual Basic-based voice application tools and the receipt of patent license fees related to the Company's stutter detect patent in the quarter ended December 31, 1997.

NINE MONTHS ENDED DECEMBER 31, 1998

Net sales to the Company's Americas dealer network for the current period declined approximately 5% when compared to the nine month period ended December 31, 1997. Net sales to the Americas dealers represented approximately 52% of total net sales for the nine months ended December 31, 1998, compared to approximately 60% of total net sales for the nine months ended December 31, 1997. The reason for the decline mirrors the discussion of the decrease in the three month period comparison, where certain dealers are now purchasing products through the strategic partner channel, for the reasons outlined above. Although this distribution model often comes at the expense of the dealer channel, the Company believes that strategically this transition increases its voice mail attach rate, resulting in larger overall unit volumes of its messaging products. Lingo sales have offset some of the decline in overall dealer revenue, as has the Company's Y2K upgrade program.

Net sales to the Company's corporate sales channel during the nine months ended December 31, 1998 increased by approximately 53% from the comparable period in the prior fiscal year. Net sales to corporate sales customers represented 29% and 21% of total net sales for the nine month periods ended December

31, 1998 and 1997, respectively. Increased unit sales of Lingo and in-switch accounted for the majority of the revenue growth, as customers in this channel have responded to the simplicity and price point of Lingo, and the integrated solution offered by in-switch. The largest corporate customer, NEC Corporation and its subsidiaries, accounted for approximately 62% of total corporate sales and approximately 18% of total net sales during the nine months ended December 31, 1998.

Net sales to international customers increased 8% for the nine months ended December 31, 1998, representing 15% of total sales in each of the nine month periods ended December 31, 1998 and 1997. This increase is primarily attributable to the strength of the European market. The Company's sales in this market have been enhanced by the acquisition of the Company's European distributor in September 1997. The Company anticipates that recent country-specific localization of the Company's products, particularly for France and Germany, will further extend the Company's product acceptance in the European market.

For each of the nine month periods ended December 31, 1998 and December 31, 1997, other revenue contributed 4% of the Company's total net sales, as the Company's Pronexus subsidiary posted greater than a 50% revenue increase over the prior year.

GROSS MARGIN


                                    Three Months Ended                     Nine Months Ended
                                        December 31,                         December 31,
                                     1998        1997       Change         1998        1997       Change
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Gross profit                        $8,502      $8,661      (1.8%)        $23,658     $23,626      0.1%
Percentage of net sales              51.1%       61.6%                     53.4%       58.5%
-----------------------------------------------------------------------------------------------------------


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

Revenue from the Company's Y2K upgrade program has reduced the overall gross margin percentage in both the three and nine month periods ended December 31, 1998 in comparison to the comparable periods in the prior fiscal year. The PC hardware components of the Company's products carry a lower gross margin percentage, and the percentage of revenue from each unit sold under the Y2K program attributable to PC hardware is greater than in the Company's non-Y2K business. During the three month period ended December 31, 1997 the Company recognized the receipt of patent licenses fees related to its stutter-detect patent, as well as a favorable settlement for third-party vendor hardware problems. The absence of similar items in the current fiscal year accounted for nearly one-half and one-third of the gross margin percentage decrease in the three and nine month periods ended December 31, 1998 and December 31, 1997, respectively. The relatively higher margin contribution from in-switch in the strategic partner channel, for which the Company combines its software with third-party vendor hardware, has reduced some of the overall decline.

RESEARCH AND DEVELOPMENT


                                    Three Months Ended                     Nine Months Ended
                                       December 31,                          December 31,
                                     1998        1997       Change         1998        1997       Change
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Research and development            $3,568      $2,191      62.8%         $10,169     $6,605      54.0%
Percentage of net sales              21.5%       15.6%                     22.9%       16.4%
-----------------------------------------------------------------------------------------------------------


The increases in research and development expenses, both in dollar amount and as a percentage of net sales between the three month and nine month periods ended December 31, 1998 and 1997, were primarily attributable to an increase in compensation-related costs associated with additional engineering and development personnel and project-based contract development staff. The increase in engineering personnel is attributable to the Company's development of Unity, the Company's Windows NT-based product, as well as to the addition of Quality Assurance staff in preparation for Unity's release. To accommodate the development staff expansion, the Company built out additional office space, thereby increasing its rent expense. In addition, engineering salaries have increased due to the competitive nature of the labor market and the Company's effort to attract and retain skilled employees. Included in the three months ended December 31, 1997 is the benefit from the modification of terms of a third party development contract, which reduced previously incurred expenditures. Incentive compensation programs for the Unity development staff will accelerate as development milestones are achieved and the product is launched. As a result, the Company anticipates increased compensation expense during the final three months of fiscal year 1999. The Company also continues to allocate resources to the localization of products for international markets and customization of products for strategic partner accounts.

The Company believes that in order to remain competitive in a rapidly changing technological environment, it will continue to be necessary to allocate significant resources to the development of new products. The Company expects increases in the dollar amount of research and development expenditures to taper after the release of Unity, and that these expenses as a percentage of sales will vary from period to period.

SALES AND MARKETING


                                    Three Months Ended                     Nine Months Ended
                                       December 31,                          December 31,
                                     1998        1997       Change         1998        1997       Change
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Sales and marketing                 $4,440      $3,813      16.4%         $12,636     $10,984     15.0%
Percentage of net sales              26.7%       27.1%                     28.5%       27.2%
-----------------------------------------------------------------------------------------------------------


The increases in sales and marketing expenses during the three month and nine month periods ended December 31, 1998 over the comparable periods in the prior fiscal year were primarily attributable to increased compensation-related expenses associated with growth in sales and marketing personnel and higher commission expense due to increased sales levels. The increase in unit volume has also caused expenses to be higher when compared to the prior year, as more resources have been devoted to supporting a larger number of systems. Sales and marketing expenses include both costs that are essentially fixed as well as costs that vary relative to sales volume and thus can be expected to fluctuate both in dollar amount and as a percentage of net sales from period to period.

GENERAL AND ADMINISTRATIVE


                                    Three Months Ended                     Nine Months Ended
                                       December 31,                          December 31,
                                     1998        1997       Change         1998        1997       Change
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
General and administrative          $2,014      $1,884       6.9%         $6,106      $4,436      37.6%
Percentage of net sales              12.1%       13.4%                     13.8%       11.0%
-----------------------------------------------------------------------------------------------------------


The increases in general and administrative expenses between comparable periods were primarily attributable to increased compensation-related expenses due to additional general and administrative personnel and higher salary levels. Software purchases and legal costs also contributed to the increases over the three and nine month periods ended December 31, 1998 and 1997. Improved collection statistics have resulted in a reduction of bad debt expense, contributing to the decline in general and administrative expenses as a percentage of net sales in the three month period ended December 31, 1998. General and administrative expenses, being relatively fixed in nature, can be expected to fluctuate as a percentage of net sales from period to period.

INTEREST EXPENSE AND INTEREST INCOME


                                    Three Months Ended                     Nine Months Ended
                                       December 31,                          December 31,
                                     1998        1997       Change         1998        1997       Change
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Interest expense                      $(17)                 100.0%        $ (50)                  100.0%
Interest income                       $ 49       $142      (65.5%)        $ 289        $469      (38.4%)
-----------------------------------------------------------------------------------------------------------


The Company incurred interest expense in the three and nine month periods ended December 31, 1998 as it borrowed against its line of credit to fund operations. The decreases in interest income during the three month and nine month periods ended December 31, 1998 in comparison to the corresponding periods in the prior fiscal year were primarily attributable to lower average invested cash and marketable security balances. Average cash and marketable security balances decreased due primarily to the Company's net loss. See "Liquidity and Capital Resources."

INCOME TAX PROVISION


                                    Three Months Ended                     Nine Months Ended
                                       December 31,                          December 31,
                                     1998        1997       Change         1998        1997       Change
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Income tax benefit (provision)        $39       $(270)     (114.4%)       $1,249      $(621)     (301.1%)
Effective tax rate                   2.6%        29.5%                     24.9%       30.0%
-----------------------------------------------------------------------------------------------------------


Variations in the customary relationship between the income tax benefit (provision) and the statutory income tax rate of 34% result from tax exempt investment income, research and development tax credits, and the benefit provided by the Company's foreign sales corporation (FSC) and certain nondeductible expenses. The Company expects the effective tax rate to fluctuate in the future due to possible future operating losses and to the impact of changing research and development tax credits, tax exempt investment income, and foreign sales corporation benefits as a percentage of taxable income. In addition, the Company anticipates that it may fall under the jurisdiction of additional taxing authorities as its operations expand into new geographical areas.

The Company's effective tax rate decreased to 2.6% and 24.9% (benefit rates as a result of pretax losses) in the three month and nine month periods ended December 31, 1998, respectively, compared to 29.5% and 30.0% income tax provisions for the prior year's comparable periods. During the quarter ended December 31,

1998 the Company exhausted all net operating loss (NOL) carrybacks. Any additional NOL's will be carried forward, resulting in income tax benefits in future periods with taxable income. As a result of the Company's pretax losses for the three and nine month periods ended December 31, 1998, the Company will receive a refund of income taxes previously paid. The Company had approximately $1.3 million in deferred tax assets at December 31, 1998. The Company is evaluating the necessity of a valuation allowance against these assets due to current year losses and the limited availability of NOL carrybacks.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE


                                     Three Months Ended                     Nine Months Ended
                                        December 31,                          December 31,
                                      1998        1997       Change         1998        1997       Change
------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
Net income (loss)                   $(1,490)      $618      (341.1%)      $(3,805)     $1,484     (356.4%)
Percentage of net sales               (9.0%)      4.4%                      (8.6%)      3.7%
Earnings (loss) per share:
   Basic                            $(0.32)       $0.13     (346.2%)       $(0.82)      $0.32     (356.3%)
   Diluted                          $(0.32)       $0.13     (346.2%)       $(0.82)      $0.32     (356.3%)
------------------------------------------------------------------------------------------------------------


Net income (loss) and earnings (loss) per share for the three month and nine month periods ended December 31, 1998 in comparison to the corresponding periods in the prior fiscal year were primarily attributable to the increased operating expenses, as discussed above under the individual income statement captions. The Company believes these investments are essential to prepare for new product direction and future growth. These investments in the development, marketing and support of new products is expected to continue throughout the year. Furthermore, the declines in gross margin as a percentage of net sales have also contributed to the decreases in net income and earnings per share. The number of common and common equivalent shares outstanding was comparable in the three month and nine month periods ended December 31, 1998, and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and marketable securities decreased to $3.8 million or 10% of total assets at December 31, 1998 from $8.6 million or 21% of total assets at March 31, 1998. The decrease is due primarily to the net loss. Cash flow used in operations totaled $2.3 million during the nine months ended December 31, 1998. The Company had net working capital of $19.6 million at December 31, 1998.

Accounts receivable, net of allowances, increased to $11.9 million at December 31, 1998 from $11.3 million at March 31, 1998. The increase in accounts receivable balances was due to higher net sales in the three months ended December 31, 1998 compared to net sales in the three months ended March 31, 1998. Days' sales outstanding at December 31, 1998 declined approximately 5% from March 31, 1998. Inventory decreased to $6.3 million at December 31, 1998 from $10.1 million at March 31, 1998, reflecting the Company's continued efforts to efficiently manage component stocking levels.

During the nine months ended December 31, 1998, the Company repurchased 120,000 shares of its common stock for approximately $800,000 under previously announced share repurchase programs. The Company made $2.2 million in capital expenditures during the nine months ended December 31, 1998, compared to $1.9 million during the comparable period of the prior fiscal year. The majority of the capital expenditures during the nine months ended December 31, 1998 consisted of computer hardware and software used to augment the Company's management information systems infrastructure, as well as additions and upgrades of computer equipment for development personnel. The Company currently has no specific commitments with respect to additional capital expenditures during the remainder of fiscal 1999, but expects to spend an aggregate of approximately $3.5 million for the year.

The Company has a $10,000,000 revolving credit line from a bank for financing working capital. The agreement expires on March 31, 1999. The Company had approximately $200,000 of borrowings outstanding under the line of credit at December 31, 1998. The Company is currently in the process of negotiating a new financing agreement.

The Company believes that ongoing maturity of securities in its investment portfolio, together with cash flow from operations and the availability of alternative financing arrangements will provide sufficient resources to finance operations for at least the next year.

YEAR 2000 UPDATE

An issue affecting the Company and others is the inability of many computer systems and applications to correctly process date data in and between the twentieth and twenty-first centuries. The Company formed task forces to investigate the year 2000 readiness of its products and of its internal systems. The Company has completed its initial assessment of the year 2000 readiness of its critical internal business process systems and applications and continues to assess other applications and equipment. The assessment of all systems will continue through 1999. The Company has received assurances from the suppliers that the Company's most critical business process systems and applications are currently or will be year 2000 ready by December 31, 1999. The Company believes that other systems can be modified or replaced prior to January 2000. The Company estimates that the total cost of replacement or upgrade of internal systems replaced solely to achieve year 2000 readiness will be less than $100,000.

The Company has also implemented programs to assist customers with older versions of its products in obtaining year 2000 readiness by making software upgrades or replacement PC hardware available and offering programs for migrations to current product versions. The Company estimates that the costs of creating software patches and administering its upgrade programs for customers will be approximately $400,000. The financial impact to the Company of the development and administration of the upgrade programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. However, if any necessary modifications, conversions, migrations or upgrades are not made, or not made in a timely manner, the Company's customers may be unable to implement appropriate year 2000 solutions, which could have a material adverse effect on the Company as a result of the loss of a significant customer or number of customers or legal costs.

The Company has been served with a class action lawsuit in Massachusetts state court related to the alleged inability of the Company's products prior to Repartee 7.44 to function properly with respect to the year 2000. The plaintiffs seek to require the Company to remedy the alleged defect in these products and also seek damages. The Company has filed its answer. The Company believes that the claims stated are without merit, that the case is not appropriate for class action, and intends to defend itself vigorously. However, due to the preliminary status of the proceedings, it is not possible to predict the ultimate outcome of the case or its financial impact on the Company.

The Company is in the process of contacting other third party suppliers to assess and seek reasonable assurances concerning the year 2000 readiness of their products. The Company is in the process of requesting information from its primary suppliers concerning the year 2000 readiness of their internal systems as well. The Company estimates that it will complete its inquiry process no later than June 1999. Because the Company has no control over third parties' products, services or internal operations, the Company cannot ensure year 2000 readiness by its suppliers. The Company intends to develop contingency plans by September 1999 for any third party suppliers that appear to be at risk.

The Company is also in the process of requesting information from major customers concerning their internal year 2000 readiness. The Company estimates that it will complete the inquiry process no later than June 1999. Because the Company has no control over third parties' products, services or internal operations, the Company cannot ensure year 2000 readiness by its customers.

The Company has not determined the most likely worst case scenario for the Company with respect to the year 2000 problem as it is still assessing the year 2000 readiness of its important business partners.

Readers are cautioned that forward looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward Looking Information."

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

- Additional operating losses in excess of management expectations may cause the Company's existing cash and marketable security balances to be insufficient to fund its operations. As a result, the Company may be required to seek alternate sources of financing or may be required to abate current expense levels. There can be no assurance that alternate financing will be available on acceptable terms, or at all.

- Risks that the Company, its suppliers, or its customers do not address any year 2000 readiness issues in a timely or effective manner. See "Year 2000 Update" above.

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

                           PART II. OTHER INFORMATION

ITEM 2(d). CHANGES IN SECURITIES AND USE OF PROCEEDS

           At September 30, 1998 the Company had remaining net proceeds from its December 1993 initial public offering of $3,567,000.
           During the quarter ended December 31, 1998 the Company used $1,490,000 to fund its operating loss, leaving remaining net proceeds of $2,077,000.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits
                 27. Financial Data Schedule
           (b)   Reports on Form 8-K
                 The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Active Voice Corporation
                                        (Registrant)

Date:  February 11, 1999                By:  /s/ Jose S. David
                                            ----------------------------------
                                            Jose S. David
                                            Chief Financial Officer

                                            Signing on behalf of registrant and
                                            as principal financial officer