Form 10-K
period 1999-04-30
ACTIVE VOICE CORP
filed 1999-06-29
CIK 869554

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
   Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
                                   Act Of 1934
For the Fiscal Year Ended March 31, 1999        Commission file number 0 - 22804

                            ACTIVE VOICE CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

         Washington                                     91-1235111
         ----------                                     ----------
  (State of incorporation)               (I.R.S. Employer Identification Number)

          2901 Third Avenue, Suite 500, Seattle, Washington 98121-9800
          ------------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (206) 441-4700
                                 --------------
              (Registrant's telephone number, including area
                                     code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on June 15, 1999, as reported by the Nasdaq Stock Market was $48,313,340.(1)

The number of shares of the registrant's Common Stock outstanding as of June 15, 1999, was 4,588,862.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 1999 Annual Meeting of Shareholders to be held on August 19, 1999, are incorporated by reference into Part III of this Report.

---------------------------
(1)Excludes shares held of record on that date by directors and officers of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

                                                   TABLE OF CONTENTS

  PART I                                                                                      PAGE
  Item 1.         Business.......................................................................1
                  Industry.......................................................................1
                  Strategy.......................................................................3
                  Products.......................................................................4
                  Sales and Marketing............................................................7
                  Product Development...........................................................10
                  Manufacturing.................................................................10
                  Competition...................................................................11
                  Proprietary Rights............................................................12
                  Employees.....................................................................13
  Item 2.         Properties....................................................................13
  Item 3.         Legal Proceedings.............................................................13
  Item 4.         Submission of Matters to a Vote of Security Holders...........................13
  Item 4A.        Executive Officers of the Registrant..........................................14

  PART II

  Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters.........15
  Item 6.         Selected Financial Data.......................................................15
  Item 7.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................16
  Item 7A.        Quantitative and Qualitative Disclosure About Market Risk.....................26
  Item 8.         Financial Statements and Supplementary Data...................................27
  Item 9.         Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure........................................44

  PART III

  Item 10.        Directors and Executive Officers of the Registrant............................44
  Item 11.        Executive Compensation........................................................44
  Item 12.        Security Ownership of Certain Beneficial Owners and Management................44
  Item 13.        Certain Relationships and Related Transactions................................44

  PART IV

  Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............44

                  SIGNATURES....................................................................50


PART I.

ITEM 1.           BUSINESS

Active Voice Corporation (Active Voice or the Company) is a leading manufacturer of voice processing systems and PC-based computer telephony integration (CTI) solutions, with more than 70,000 installations in virtually every kind of business in over 60 countries. Active Voice develops technology that helps businesses communicate better. Active Voice products are sold through a global network of independent telecommunications dealers, telephone equipment manufacturers, and computer resellers. Active Voice corporate headquarters are located in Seattle, with representatives throughout the United States, as well as offices in Australia, Canada, China, France, India, The Netherlands, South Africa, Sweden, and the United Kingdom.

The Company's software and servers enable people to manage information and communicate more effectively by integrating their traditional office telephone systems (also known as telephone switches) with personal computers, the local area network (LAN), and the Internet. Its products allow businesses to incorporate telephony functions and PC-based unified messaging and desktop call handling into their daily operations. This functionality includes such basic applications as voice mail, and more advanced applications such as CTI. CTI allows people to control all voice, fax, and e-mail messages, as well as inbound and outbound telephone calls, and to control them visually using a personal computer. The Company was one of the first voice processing manufacturers to offer an integrated product that permits on-screen desktop management of the entire spectrum of personal communications, and has continued to research, develop, market, and distribute novel CTI solutions.

Founded in 1983, the Company was one of the pioneers of PC-based voice processing and is now a recognized leader in CTI applications. The Company's product philosophy originates from research performed at Massachusetts Institute of Technology's Media Laboratory for Speech and Artificial Intelligence. The Company believes its focus on comprehensive solutions that are both simple to learn and easy to use, combined with its commitment to continued product innovation, give it a competitive advantage in a dynamic industry.

INDUSTRY

According to industry statistics, the domestic market for voice processing systems comprises more than 50 manufacturers, whose voice messaging products accounted for aggregate end user revenues of approximately $2.3 billion in 1998. Manufacturers of voice processing systems include switch suppliers such as Lucent Technologies, Inc., Nortel Networks Corporation and Siemens Business Communication Systems, Inc.; independent manufacturers of proprietary systems such as BayPoint Innovations, a division of Mitel Corporation, Octel Communications - now a division of Lucent Technologies; and Comverse Technology, Inc.; and independent manufacturers of PC-based, open-architecture systems such as Active Voice and AVT Corporation. According to industry statistics for total number of domestic voice processing systems shipped in 1998, the Company ranked third only behind Lucent Technologies and Nortel Networks Corporation. References in this paragraph, as well as elsewhere in this Report, to industry statistics concerning sales and shipments by the Company and its competitors are based on estimates compiled relative to the U.S. market by Dataquest Corporation, an independent research firm specializing in high technology industries.

Traditionally, the term voice processing has referred to various ways to facilitate interaction over the telephone between a caller, one or more persons, and a computer. These systems were generally offered as stand-alone products by different vendors and distributors and were based on expensive proprietary hardware and software.

The first voice processing systems performed basic applications. The three most common of these basic voice processing features are: 1) VOICE MAIL - which allows a caller to store voice messages in a computer. Typical voice mail features include the ability to screen callers, record, store, and delete messages, as well as to direct messages to multiple subscribers. 2) AUTOMATED ATTENDANT - which allows a caller to direct the computer to switch the call automatically to a telephone extension different from the one dialed. 3) INTERACTIVE VOICE RESPONSE (IVR) which allows a caller to obtain requested information in voice form from a local or remote database. An example of IVR is simply selecting announcements from a list of options stored in the computer (also known as AUDIOTEXT). These basic voice processing functions offer integrated and simplified access to various types of communications and information through the traditional telephone system.

As the demand to integrate communication technologies, lower product costs, and reduce the time to market of new products increased, and as significant advances in personal computer hardware and software were made, three trends developed that facilitated the creation of more advanced messaging applications. The first trend was a shift from proprietary hardware and software. As the costs of personal computers and their operating systems decreased, it became more economical for system developers to create scaleable, non-proprietary (also known as open-architecture) products that used standard hardware and software. Historically, the Company has focused its development efforts on open architecture-based systems, an approach that has allowed the Company to take advantage of rapid improvements in third-party hardware and software.

The second trend was a shift from central office, or centralized, computing environments to client-server, groupware architectures that utilized a company's local area network (LAN; also known as the Intranet) and the Internet. This created demand for new communications solutions that would provide communications networking between branch offices.

The third trend is the convergence of voice and data technologies. While voice has traditionally been carried separately from data, the proliferation of the Internet has led many industry watchers to conclude that voice traffic will soon become a subset of the data now being carried on a larger data network. The Company believes the union of voice and data traffic on a single network may transform the office environment at a fundamental level.

As a result of these developments, voice processing systems now provide more advanced functions that enable users to utilize voice, personal computers, and touchtone telephones in different ways to manipulate calls, interact with computer databases, and access and respond to messages or data. Examples of advanced applications include the ability to visually manage all telephone traffic from a personal computer, listen to voice messages using the PC speaker, redirect voice messages with a mouse, use touchtones to route a fax or an e-mail to the nearest facsimile machine for printout, and the ability to listen and reply to e-mail messages over a telephone. The Company has developed products that take advantage of these trends in the market, thereby making internal and external communications more efficient.

In addition to developments in computer hardware and software, over the past decade there has been a proliferation of new methods of business communication, such as facsimile (fax), electronic mail (e-mail), and Internet telephony (the ability to make voice phone calls over the Internet). These advances in technology and communications infrastructure make it easier to exchange voice and data using pagers, cellular phones, and portable computers with communications capabilities. As a result, voice processing systems can now access and interact with a wide range of communications devices, such as cellular telephones and pagers. The creation of each new communications device, accompanied by the integration of telephone systems with computers on an Intranet or the Internet, give rise to the demand for innovative products to streamline the message retrieval process and allow the user to access all electronic messages using the most convenient communications device from anywhere in a cost effective way.

The Company has responded to this market demand by developing unified messaging products that store all messages in one location for access via any device or application. Unified messaging means all messages are stored and maintained on a groupware database with one single list of users for e-mail, fax, voice, telephones, and computers-saving IS departments resources. The products take advantage of groupware standards such as Internet-connectivity, scalability to very large sizes, and automatic synchronization of messages between numerous servers. The connectivity among various means of electronic communication
(the merging of data networks and telephones) is delivering to people more choices of how and when they wish to access information.

STRATEGY

MISSION STATEMENT: Active Voice makes products that empower people to communicate in the easiest, most efficient, and unified way. With Active Voice open standards-based software running on its servers and PCs, an organization's employees and customers can communicate all over the world, at any time, and control multimedia messages (voice mail, e-mail, or fax mail) with whatever medium (currently desktop and laptop computers, wired and wireless telephones, and pagers) is the most convenient and preferred way.

The Company's strategy is to develop innovative, easy-to-use, cost efficient, PC-based voice processing systems and computer telephony integration solutions to offer integrated access to a broad range of communications with other people and databases.

THE COMPANY'S STRATEGY IS BASED ON FIVE BASIC ELEMENTS:

EMPHASIZE SOFTWARE, NOT HARDWARE. The Company concentrates its development efforts on software rather than on the design or modification of hardware. The Company believes product value is created most efficiently by emphasizing software solutions to meet customer needs.

USE STANDARD, OPEN SYSTEMS AND HARDWARE. The Company's products use standard, open-architecture PC platforms, operating systems and groupware, like Microsoft NT, Exchange and BackOffice, DOS or OS2, rather than proprietary computer hardware and operating systems. As a result, the Company can rapidly adopt new PC-based technologies and capitalize on the substantial expenditures made by third parties that develop new technologies for the general PC environment. The use of commonly available hardware components and software minimizes the Company's manufacturing activity and helps reduce the overall cost of its products while continuing to add enhanced functionality.

MAKE PRODUCTS EASY TO USE, INSTALL, AND MODIFY. The Company strives to maximize ease-of-use for the end user, the system manager, and the installer. Some of the Company's products are designed to be "people-oriented," with features that can be used readily without special training or manuals. For example, companies can choose from numerous telephone user interfaces like the Company's 1 FOR YES, 2 FOR NO-Registered Trademark- user dialogue which gives first time voice mail users easy and immediate access to all of the system's features or a legacy emulated telephone user interface whereby when the Company's product replaces an existing voice mail system, no training is required. Also, the Company programs into its products installation procedures, screens, and menus that allow automatic configuration to over 200 different PBX, key system, and Centrex switches and enable the system manager to modify features to meet user needs.

MINIMIZE DISTRIBUTION OVERHEAD. The Company achieves broad market coverage for its products domestically and internationally, without the use of a direct sales force, through a nationwide network of independent telephone system dealers, and through strategic partners. With the emergence of CTI, the Company has utilized an additional distribution channel -- the Value Added Resellers (VARs). These experienced data professionals specialize in industry solutions and sell not only servers, but also desktop software to businesses and offices. This diversified distribution structure gives the Company exposure to the substantial customer bases of these different types of organizations.

FOCUS ON SMALL- TO MEDIUM-SIZED OFFICES WITH COST COMPETITIVE SOLUTIONS; LARGER OFFICES BY LEVERAGING OPEN STANDARDS. The Company's products are designed for use by businesses and offices in a wide range of enterprises, including manufacturing, retail, service, healthcare, and governmental institutions. Since 1986, the Company's products have offered many of the features commonly available in large, proprietary voice processing systems, at price points more affordable to the small- to medium-sized businesses. The Company is also entering the larger end user market through its relationships with strategic partners and is seeing interest from larger businesses, including Fortune 500 companies interested in its strategy for open standards and the direction the Company is headed with its research and development efforts. The Company believes its strategic relationships will play a significant role in its strategy to increase market share, as well as provide opportunities for the Company to have a greater presence in the larger end user market.

PRODUCTS

The Company's products offer a full range of voice mail and CTI solutions, from basic through advanced applications, and have been designed to fit the functional and financial needs of specific market segments. All Active Voice products offer voice mail, automated attendant, audiotext, and fax mail features and most require the assistance of a dealer or other trained installer to configure them to the end user's telephone. The Company also offers vertical market applications, switch integrations, fax products, replacement hardware, and other miscellaneous items. The Company's products are utilized by a broad variety of enterprises in manufacturing, retail, service, healthcare, governmental, and institutional settings.

The Company offers six products: Unity-TM-, Repartee-Registered Trademark-, Replay Plus-Registered Trademark-, Replay-Registered Trademark-, Lingo-TM-, and a line of InSwitch products manufactured solely for some of its strategic partners. The Company's voice processing products typically include the following principal components: a PC compatible platform; one or more voice processing circuitboards (voice boards) which contain signal processors to compress and digitize voice and detect various tones; and the Company-designed software. To keep costs down, Lingo runs Company-designed software on a proprietary platform. In addition, the Company's InSwitch products run Company-designed software on a single board inserted inside the telephone system.

The Company has developed software that enables most of its products to integrate with more than 200 different PBX, key system, and Centrex telephone switching systems from 70 different manufacturers. The Company's new product, Unity, is engineered to handle streaming media and therefore integrates with TAPI compliant and H.323 compliant IP based (IP-PBX) switches. The Company believes this number of integrations represents approximately 90% of the installed switches in the United States, and views its ability to integrate with such a large portion of available telephone systems as one of its key competitive advantages.

UNITY -- Unity is an NT Exchange-based communications server which features true unified messaging where all messages share a common message store and address database and delivers lower total cost of ownership benefits. Unity was released to general availability on March 31, 1999 and represents the culmination of three years of research and development. Features include visual voice and fax message management on Microsoft's Outlook application, unified administration, an HTML system administration interface, and listening to textual e-mail via text-to-speech. Designed from the ground up to integrate with the Microsoft Exchange server, Unity uses NT's native 32-bit architecture, streaming media, scaleability, networking, and LDAP (lightweight directory access protocol) directory services to give its products a competitive advantage in the marketplace. Unity integrates with numerous third-party fax providers. The Company's subsidiary, Pronexus Inc., provides IVR software.

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

In February 1998 the Company released Repartee version 7.44. This release split the product into two models, Repartee VP and Repartee CTI, and incorporated the most powerful features of the Company's Replay and Replay Plus voice messaging platforms. (For a discussion of Replay and Replay Plus, see below.) Both Repartee VP and CTI run on IBM's OS/2 Warp 4.0 operating system, use Dialogic voice boards and are available as a turnkey product (already assembled) or as a kit that the dealer may assemble on site. Repartee's target market is small- to medium-size businesses.

REPARTEE VP -- provides users with basic applications such as voice mail, automated attendant, and fax capabilities from any touchtone telephone. It can network remote sites, has multilingual capabilities, and can run the Company's lodging industry software package, Hospitality. (For a discussion of Hospitality, see below.) Repartee VP is available in two- and four-port configurations, and offers up to 100 hours of storage.

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

REPARTEE CTI -- offers all the basic communications applications found in Repartee VP, and also works with the Company's suite of computer telephony integration software, known as TeLANophy-Registered Trademark-, to provide users with advanced integrated messaging and call control applications. Users with TeLANophy have the ability to access and manage all their messages visually from a personal computer. TeLANophy allows the user to use the PC mouse and keyboard to perform the functions normally done on the telephone keypad. ViewCall-Registered Trademark- Plus 2.0, ViewMail-Registered Trademark-, ViewMail for Microsoft Messaging, Message Integration for Novell GroupWise, ViewFax-Registered Trademark-, and E-Mail Integration are all modules of TeLANophy. The Company sees this multiple user interface as a benefit to consumers, since it offers the ability to control their messages in the most convenient way.

- VIEWCALL PLUS 2.0 - allows users to see incoming calls on their personal computer screens and manage multiple calls as they arrive. When Repartee CTI routes a call to an extension, ViewCall Plus 2.0 alerts users with visual and audio cues. With their PC mouse, users click on buttons to take calls, ask callers to hold, take messages, or transfer calls to a different extension. Additionally, ViewCall Plus 2.0's monitor feature allows the user to listen to a voice message as it is being recorded by the caller and, if the user wishes to speak to the caller, he or she can pull the caller out of voice mail and transfer the call to his or her extension.

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

- VIEWFAX -- gives a user graphical fax handling capabilities. With ViewFax, users can send, receive, and manipulate faxes from any networked personal computer. ViewFax displays the fax on the computer screen.

- MESSAGE INTEGRATION FOR NOVELL GROUPWISE -- offers a universal messaging center where a user can check GroupWise messages (e-mail, schedules, appointments, and tasks) and Repartee CTI voice and fax messages in one mailbox that can be accessed by telephone or desktop PC.

- TEXT-TO-SPEECH E-MAIL INTEGRATION - provides 24-hour retrieval and response of e-mail over a touchtone telephone via synthesized speech.

Repartee CTI is scaleable from four to 96 ports and has up to 1,000 hours of storage. Repartee CTI can also run on a Compaq server grade platform, which adds enhanced computing power and fault-tolerance to Repartee.

Version 7.47 is currently shipping worldwide. Sales of Repartee accounted for approximately 60% of the Company's fiscal 1999 revenue.

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

Replay is currently offered to some strategic partners and in all the Company's markets outside North America. Sales of Replay accounted for approximately 7% of the Company's fiscal 1999 revenue.

REPLAY PLUS --The release of Replay was followed in 1992 by the introduction of Replay Plus. Replay Plus offers all the functionality of Replay, including the HTML system administration interface, as well as support for fax-on-demand, Hospitality, and the ability to customize nearly all voice mail features. The product runs on the Microsoft DOS operating system. Replay Plus is currently offered in all the Company's markets outside North America. Sales of Replay Plus accounted for approximately 7% of the Company's fiscal 1999 revenue.

LINGO AND LINGO XL -- In 1997 the Company released Lingo, a full-featured voice mail system designed at a lower price point for small businesses, the market segment the Company believes least penetrated by voice mail products. The Company strongly believes success in the small business market depends upon its ability to deliver a product that offers powerful features while being affordable, easy to use, install, and maintain. The Company feels Lingo fits this profile.

Lingo is a turnkey product that offers voice mail, automated attendant, audiotext, and fax detect, route, and notify capabilities from any touchtone telephone. Lingo is a stand-alone unit that runs on an embedded PC-DOS operating system. The product comes in two- or four-port configurations with two or four hours of storage. In addition, Lingo is a solid-state system with no moving parts; a design the Company believes reduces the possibility of product malfunction while increasing its marketability. For customers who want more voice storage capabilities, Lingo XL includes a hard drive providing 72 hours of voice storage. The Company plans to increase the product's distribution on a country-by-country basis during the calendar year 1999. Sales of Lingo accounted for approximately 8% of the Company's fiscal 1999 revenue.

INSWITCH -- The Company manufactures a line of InSwitch products for one of its strategic partners. An InSwitch product is comprised of software and hardware incorporated directly into the telephone switch. Developing InSwitch products allows the Company to leverage its core competency of software development to deliver full voice mail functionality. Currently the Company's InSwitch software ships on 65% of the specific NEC telephone system for which it was designed. The Company is currently in negotiations with other manufacturers of telephone systems to supply them with InSwitch products. Sales of InSwitch products accounted for approximately 8% of the Company's fiscal 1999 revenue.

OTHER PRODUCTS AND FEATURES

ACTIVEFAX -- gives users of Repartee and Replay Plus fax handling capabilities. It includes fax mail to store incoming faxes electronically and fax-on-demand to let outside callers retrieve documents from a fax library.

HOSPITALITY -- provides hotel guests with easy, timely and convenient messaging, and is available in several multi-lingual guest conversation modules. Taking advantage of its core product technology, the Company has developed this specialized vertical market application for the lodging and hospitality industry. Hospitality is designed to increase the efficiency of the hotel office staff by providing unified messaging and on-screen call management.

Other optional features for the Company's products, such as tape backup, disk redundancy and tool kits, are offered with Repartee and Replay Plus, and can be configured by dealers according to a particular end user's application. Revenues for other products and features accounted for approximately 6% of the Company's fiscal 1999 revenue.

The Company does not presently customize its products for dealers or end users, but does perform limited feature customizations as requested by certain strategic partners.

PRONEXUS INC.

In January 1997, the Company acquired a majority interest in privately held Pronexus Inc., a leading provider of Visual Basic (VB) voice application tools that enable developers to quickly and easily create Windows NT-based, interactive voice response applications. IVR allows people to access, manipulate and process information from computer databases with any touchtone telephone, even while away from the office. An example of IVR is conducting business with the bank by using a touchtone telephone to transfer money from a savings to a checking account, review account balances, or make payment on a credit card. The Company believes its majority ownership of Pronexus will create synergies in distribution channels, sales and marketing, and strategic partnerships and enable the Company to provide additional enhanced features to its product base. In addition, the Company considers the acquisition to be important for its overall strategic plan for long term growth. The Company has the option to acquire the remaining interest beginning January 2000 and expiring six months thereafter. The amount paid for the remaining 49% will be based on a third-party appraisal. Revenues from Pronexus accounted for approximately 4% of the Company's fiscal 1999 revenue.

SALES AND MARKETING

The Company achieves broad market coverage for its products through a variety of wholesale distribution channels, which the Company believes to be optimal considering the technical knowledge and skill required to sell and install voice processing products. Domestically, the Company distributes its products through a nationwide network of more than 700 independent telephone system dealers, and also through strategic partner arrangements with various manufacturers of telephone systems and business equipment. While the Company supports its dealers and strategic partners with Company personnel, this distribution strategy limits the Company's selling expense overhead by largely avoiding the costs of direct sales, installation, and customer support activities. The Company leverages its sales efforts through its affiliation with numerous established dealer, strategic partner, and VAR sales organizations, thereby achieving exposure to the substantial installed customer bases of these organizations. A similar distribution strategy is utilized by the Company for its international sales.

The Company has employees engaged in domestic and international sales, sales management, and dealer and strategic partner support activities. The Company has sales representatives in Australia, Canada, China, France, Germany, India, The Netherlands, South Africa, Sweden, and the United Kingdom, and has distribution relationships with dealers, distributors, or strategic partners in 42 other foreign countries.

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

AMERICAS DEALER NETWORK

The Company's Americas dealer network consists of more than 700 independent telephone system dealers in the United States, Canada, and Latin America. The dealer network is managed by regional and divisional managers, who often accompany dealers on sales calls and are compensated through a commission plan based on quarterly quotas. A typical dealer for the Company's products is a small business operator who primarily sells telephone systems to small- and medium-sized businesses and relies upon the Company's products to augment such sales. Most dealers also handle competing voice processing products. The Company attempts to maintain relationships with a large number of dealers and, because of the potential for dealer turnover, considers it advantageous not to become overly dependent upon a few dealers.

The Company believes that the loyalty of its dealers is dependent upon maintaining and enhancing the value inherent in its products and the quality of its dealer support. Dealers are encouraged to attend initial Company-sponsored training sessions on system usage, installation, maintenance, and customer support. In addition, the Company provides advanced training on an ongoing basis. Since the Company began selling Unity and TeLANophy, it has been necessary to augment advanced training for its dealer network because the sale and installation of Unity and TeLANophy requires both telephony and computer networking expertise.

Dealers generally purchase turnkey voice processing systems from the Company, but may also purchase voice board-and-software kits that they can combine with PCs of their own selection. Dealers are subject to agreements with the Company covering matters such as payment terms, protection of proprietary rights, and nonexclusive sales territories, but these agreements do not restrict the dealer's ability to sell competing products and are terminable by either party on short notice.

STRATEGIC PARTNERS

The next major channel of distributing the Company's products is through 8 domestic and international strategic partners (historically known as original equipment manufacturers or OEMs), who are typically manufacturers of telephone systems, including NEC Corporation and its subsidiaries; Siemens Business Communication Systems, Inc.; Alcatel; Executone Information Systems, Inc.; Tadiran Telecommunications, Ltd.; Harris Corporation; and Philips Communication Systems, B.V. NEC Corporation and its subsidiaries accounted for approximately 20% of the company's fiscal 1999 revenues.

The Company has had long term relationships with a number of these manufacturers. It believes that its strategic partner relationships enable it to develop up-to-date switch integrations with broader features for the strategic partner's switches, to develop exclusive InSwitch products and to gain early insight into market trends. In addition, by designing its products to take advantage of the unique features of a specific strategic partner telephone system, the Company is able to further establish its voice processing systems as the product of choice for companies wanting to leverage their existing hardware and software investments.

Strategic partners generally market the Company's products under their own brand name, with their own literature, and through their own sales and technical support networks. The Company will, however, supply strategic partners with specialized technical publications featuring the strategic partner's company and brand names. Strategic partner contracts typically have a term of one or more years and provide for volume discounts and some product customization.

In May 1999, the Company signed a master purchase agreement with NEC Corporation which covers all of the Company's products sold to NEC and its affiliates. The agreement provides uniform terms and conditions for all NEC affiliates globally, including delivery and payment terms, and limited warranties. The initial term of the contract is five years and automatically renews for one year terms thereafter unless either party gives notice to the contrary. The contract may also be terminated by either party for cause, including breach of a material term, or the bankruptcy of or appointment of a receiver for the other party.

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

In the last few years the Company has increased its research and development efforts to localize its core products. Sales of voice processing products in foreign countries often require additional configuration to adapt to local telephone systems or signal standards. Conversion to foreign language and local conversation patterns has historically been performed by the local dealer, distributor, or strategic partner, and the Company believes alliances with local entities familiar with local telephone systems and local business conditions, as well as hiring local employees, are important to successful penetration of most foreign markets. The Company does, however, maintain a Globalization Group to research and implement localization of its products. The Company's Repartee, Replay Plus, and Replay products are currently available in 16 conversation-only languages and dialects. Replay Plus and Replay are fully localized in four languages. Foreign sales also frequently require governmental approvals of part or all of the voice processing system, typically relative to electrical safety and compatibility with that country's public telephone network, and local telephone systems and equipment. To date, component approvals have been obtained primarily by the voice board manufacturer.

VALUE-ADDED RESELLERS (VARS)

The greater technical complexity of CTI products and the need for both PC, LAN, and IP-PBX technical knowledge and support capability has made it advantageous for the Company to utilize new channels of distribution for these products. The Company currently has a VAR agreement with Inacom Corporation, a technology management services company, and an agreement with Ingram Micro, Inc., a wholesale distributor of technology products and services. Because the Company's new product, Unity, works in an IP-PBX environment, the Company has begun to market its products to data VARs that resell those IP-PBX switches. These new channels offer industry and technical solutions and provide both LAN and software expertise, the Company believes they have the ability to assist the Company in selling and distributing its products to a new and much broader audience.

PRODUCT SUPPORT

The Company's dealers and strategic partner customers are primarily responsible for supporting end users who purchase one of the Company's products. The Company does, however, provide a substantial amount of technical and sales support to its dealers and strategic partner customers. The Company maintains a technical support staff, devoted to dealer and strategic partner support. Technical support can be reached on a toll-free number 12 hours per day on weekdays and emergency support is available on weekends and holidays. The Company also provides a limited warranty on elements of its products and permits product returns, without charge, if within 30 days. The Company offers installation and maintenance contracts for its Unity offering.

PRODUCT DEVELOPMENT

The Company believes that it has numerous product development opportunities, which it intends to pursue through the development of new software products, and enhancements to its existing products. The Company considers its current products to be competitive with products offered by others in its industry segment. Nonetheless, it is convinced that it must continue to make substantial expenditures on research and development in order to maintain its competitive position. The Company has not to date capitalized any of its software development costs.

Three engineering groups perform the Company's product development efforts. The NT Products Group responds to the needs of the high-end product offering, Unity. The DOS/OS2 Products Group supports Repartee, TeLANophy, Replay Plus, Replay, Lingo and InSwitch products, as well as switch integrations and vertical market applications. The Advanced Products and Technology group focuses on the development of new products and features that the Company believes will be important on a three to five year horizon.

A separate staff of engineers is devoted to product testing and quality assurance. Voice processing systems are often considered crucial to an end user's business. The importance of incoming business calls, coupled with the real-time nature of voice processing functions, makes system reliability an important competitive requirement. The Company believes that the ongoing research within its various business groups assures the continued high reliability of its current and future products. To date, the Company has not experienced any significant post-release errors or bugs in its products, but there can be no assurance that such problems will be avoided in the future, particularly as its products become more complex and sophisticated.

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

The Company's products incorporate a number of commercially available application cards, fax boards, voice boards, and other circuitboards that enable integration with certain telephone systems. Voice boards are available in quantity from very few domestic suppliers. Traditionally, the Company's products have incorporated only voice boards manufactured by Dialogic Corporation, primarily because of the cost and effort required to develop telephone switch integrations for an alternate voice board. Although Dialogic Corporation has been a reliable and timely source of voice boards, for strategic reasons the Company also offers some products that incorporate voice boards manufactured by Bicom, Inc., an alternate supplier. The Company purchases the hardware component of its Lingo product from Santa Barbara Connected Systems Corporation.

To minimize its manufacturing costs, the Company signed an agreement with Dell Computer Corporation to ship the Company's turnkey voice processing systems on Dell computers.

COMPETITION

The voice processing industry, specifically the segment that supplies voice processing systems to small- and medium-sized businesses and offices, is highly competitive, and the Company believes that the competitive pressures it faces will continue to intensify. The Company has, however, been successful in this competitive environment in the past, ranking third behind only Lucent Technologies and Nortel Networks Corporation total domestic voice messaging systems shipped in 1998, according to industry statistics.

According to industry statistics, the domestic market for voice processing systems comprises more than 50 manufacturers. Manufacturers of voice processing systems include switch suppliers (such as Lucent Technologies, Inc., Nortel Networks Corporation, and Siemens Business Communication Systems, Inc.); manufacturers of proprietary systems (such as BayPoint Innovations, and Comverse Technology, Inc., which completed its merger with Boston Technology in January
1998); and independent manufacturers of PC-based, open-architecture systems (such as the Company and AVT Corporation).

The segment of the industry that supplies voice processing systems to small- and medium-sized businesses and offices has endured intense price competition and pressure on margins in the past few years. This industry segment has also experienced several new market entrants and consolidations of smaller competitors into larger entities.

For interconnect dealers, product pricing, system features, ease of use and installation, technical and sales support, and product reliability are the primary bases of competition. Voice processing system manufacturers compete intensely for the loyalties and attention of these independent telephone system dealers. For strategic partner and VAR customers, product pricing is important but other factors such as product quality and reliability, ease of use, and support are also significant competitive factors.

As the Company's products evolve to further integrate telephones with PCs, the Company anticipates that it will encounter a broader variety of competitors, including new entrants from related computer and communications industries, and added competition as it seeks to augment its distribution network to include more dealers with PC and LAN expertise. The Company's principal competitors, at present, fall into two main categories: telephone equipment manufacturers and independent voice processing system manufacturers. The telephone equipment manufacturers offer their voice processing products, or a private label strategic partner system not produced by the Company (for example Lucent Technologies, Nortel Networks Corporation, Fujitsu Business Communications, and Toshiba America Information Systems, Inc.), and sell the systems along with their PBXs. Telephone equipment manufacturers have the benefit of the large installed-base of their own switches, and they have been able to increase competition by lowering prices while providing a single source for companies to secure both their voice processing and telephone systems needs.

Independent voice processing system manufacturers whose products integrate with multiple telephone systems, and are either based on proprietary hardware (e.g., Centigram Communications Corporation, and Comverse Technology, Inc. ), or are PC-based, (e.g., AVT Corporation), also compete directly with the Company. The Company believes that it competes successfully in the industry because of the richness and ease of use of its product features; its dynamic system applications and capabilities, including leading edge CTI applications; its strong dealer and strategic partner networks; and its large investments in research and development.

The same principal competitors are encountered in all the Company's distribution channels. The Company's strategic partner customers compete with the Company's dealer network for sales to certain customers. The Company's voice processing systems also compete indirectly with voice processing services offered by independent service bureaus and other companies. Such services are offered by most Regional Bell Operating Companies (RBOCs), which could also become significant direct competitors if certain existing judicial restrictions on their business activities were to be relaxed. The Company does not presently have dealer or strategic partner relationships with any RBOCs.

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

PROPRIETARY RIGHTS

The Company currently holds ten patents (nine in the U.S. and one in Canada), expiring on dates ranging from 2008 to 2016 relating to: (1) detection of telephone signaling tones; (2) detection of stutter tones for CO-based voice mail (this patent has also been issued in Canada); (3) a method and apparatus for processing a live incoming call in a communications system (this covers two patents, one for the ability to select a greeting that is played to the caller, and the other for call forwarding capabilities); (4) a configurable telephone interface for electronic devices; (5) a method for displaying call notification and allowing choice of greetings to send to a caller; (6) a method for displaying visual voice mail features and permitting playback of a voice mail message on a PC sound device; (7) a method for monitoring a caller's name while using a telephone; and (8) a method for monitoring a message as it is being left in voice mail.

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

The Company has initiated actions to enforce certain patent rights against third parties. To date, the Company has granted four nonexclusive, nontransferable licenses under its stutter detect patent. The Company does not believe that licensing revenues will have a material effect on its financial condition; nevertheless, it considers it important to protect its intellectual property and assert its position in the highly competitive market.

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

The voice processing industry is witnessing numerous allegations of patent infringement among competitors, and considerable related litigation. The Company has received claims of patent infringement from several parties, including certain competitors. In response to certain prior infringement claims, the Company has pursued and obtained nonexclusive licenses entitling the Company to utilize certain fundamental patented voice mail and automated attendant functions that are widely licensed and used in the voice processing industry. The Company's investigation of other claims has been limited by the claims' lack of specificity, by the limited availability of factual information and documentation related to the claims, and by the expense of pursuing exhaustive patent reviews. The Company believes, based in part upon its investigations and upon discussions and correspondence with its patent counsel, that its systems do not currently infringe on valid patents. Although the Company believes that it currently owns or has adequate rights to utilize all material technologies relating to its products, as it continues to develop new products and features in the future, it anticipates that it may receive additional claims of patent infringement. Such claims could result in the Company's incurring substantial legal expenses and being required to obtain licenses, pay damages for infringement, or cease offering products that infringe such patents.

Active Voice, Repartee, Replay, TeLANophy, ViewMail, ViewCall, and ViewFax are registered trademarks, while Unity, ActiveNet, PhoneBASIC, and Lingo are trademarks of Active Voice. All other trademarks used herein are the property of their respective owners. The names of the Company and its products are also protected or sought to be protected to varying degrees by filings in various foreign countries.

EMPLOYEES

At March 31, 1999, the Company had 319 full-time employees, including 38 in finance and administration, 32 in manufacturing, 127 in engineering, product development, and quality assurance, and 122 in sales, marketing and technical support, as well as 19 part-time employees. Company employees enter into agreements containing confidentiality restrictions, as well as provisions relative to non-competition during employment with the Company and for six months after termination. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.

At March 31, 1999, Pronexus Inc. had 25 full-time employees, including 2 in finance and administration, 12 in engineering and product development, 11 in sales, marketing and technical support, as well as 1 part-time employee.

ITEM 2            PROPERTIES

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

ITEM 3            LEGAL PROCEEDINGS

The Company is subject to legal proceedings or claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that any pending legal matters will have a material adverse effect on the Company. See also Note 9 of Notes to Consolidated Financial Statements.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are elected annually at the meeting of the Board of Directors held in conjunction with the annual meeting of stockholders. The following are the names, ages and current positions of the individuals serving as executive officers of the Company at March 31, 1999.


NAME                      AGE  POSITION
--------------------------------------------------------------------------------------------------
Robert L. Richmond         48  Chairman of the Board
Frank J. Costa             46  Chief Executive Officer and President
Jose S. David              42  Chief Financial Officer
Douglass S. Anderson       48  Vice President of Sales
Kevin L. Chestnut          44  Chief Technology Officer and Vice President -- Advanced Products
                               and Technology
Edward F. Masters          40  Vice President of Product Development
--------------------------------------------------------------------------------------------------


Robert L. Richmond, a co-founder of the Company, has been Chairman of the Board of the Company since its inception in 1983. Until June 1999, he also served as its Chief Executive Officer. From 1971 to 1980, Mr. Richmond was a consultant, and from 1980 to 1983 he was a project manager for Intermetrics Incorporated, a public software company, performing software validation for NASA and The Boeing Company, and creating new products for the airline industry. Mr. Richmond holds a Bachelor of Computer Science and Engineering from Massachusetts Institute of Technology.

Frank J. Costa joined the Company in December 1996 as Chief Operating Officer and President and was appointed Chief Executive Officer on June 1, 1999. From June 1994 to November 1996, Mr. Costa was the President and Chief Executive Officer of his own consulting firm, Concept One, Inc. Mr. Costa has also served as the General Manager and Product Group Vice President of Mentor Graphics Corporation from January 1993 to June 1994. Mr. Costa has a Bachelor of Science degree in Electrical Engineering from Massachusetts Institute of Technology and a Masters of Business Administration in Finance, Business Policy and International Business from the University of Chicago.

Jose S. David joined the Company in 1989 as Controller and Manager of Operations and was named Chief Financial Officer in July 1992. Mr. David serves on the board of directors of its subsidiaries. From 1984 to 1989, Mr. David was Manager of Finance for Wang Laboratories, Inc., a computer manufacturer. Prior to that, he was employed by Price Waterhouse LLP, an independent public accounting firm. Mr. David is a Certified Public Accountant and holds a Bachelor of Arts in Business Administration, Accounting, from the University of Washington.

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

Kevin L. Chestnut joined the Company in 1991 as a Technical Writer and was appointed Chief Technology Officer and Vice President - Advanced Products and Technology in December 1997. From 1981 to 1990, Mr. Chestnut was Director of Software Development of Real Estate Software Company, Inc., a software startup company that he founded. Mr. Chestnut attended Georgia Institute of Technology, majoring in chemistry.

Edward F. Masters joined the Company in 1991 as Manager of Customer Engineering and was appointed Vice President of Product Development in December 1996. Prior to that, he served as a Product Marketing Engineer at TeleCalc from 1988 to 1991 and a Project Engineer at Flow Systems from 1982 to 1991. Mr. Masters holds a Bachelor of Science in Industrial Technology from Western Washington University and a Masters of Business Administration from Seattle University.

PART II.

     ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                   MATTERS

The following table shows for the periods indicated, the market sales price range for the Company's Common Stock as reported by The Nasdaq Stock Market (Nasdaq symbol ACVC).


Year Ended March 31,                            1999                               1998
-------------------------------------------------------------------------------------------------
                                          High             Low            High               Low
First Quarter                           $14.00          $10.00          $13.75            $ 9.63
Second Quarter                           10.88            6.50           15.25             11.25
Third Quarter                             8.38            4.38           15.38             11.63
Fourth Quarter                          $11.38          $ 7.75          $15.25            $11.38
-------------------------------------------------------------------------------------------------


The Company has not paid cash dividends on its Common Stock. At present, the Company intends to retain earnings for the expansion of its business and does not anticipate declaring a cash dividend in the near future. As of March 31, 1999, there were approximately 100 stockholders of record and approximately 4,000 beneficial owners of the Company's Common Stock.

At December 31, 1998, the Company had remaining net proceeds from its December 1993 initial public offering of $2,077,000. During the quarter ended March 31, 1999, the Company used $1,164,000 to fund its operating loss, leaving remaining net proceeds of $913,000.


ITEM 6.           SELECTED FINANCIAL DATA


Year Ended March 31,                   1999        1998        1997(1)      1996        1995
-------------------------------------------------------------------------------------------------
                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
Net sales                               $62,217     $53,151     $49,515      $45,138     $36,950
Operating income (loss)                 (6,522)     (1,149)       2,569        6,871       6,845
Net income (loss)                       (4,969)         142       1,751        5,162       5,110
Earnings (loss) per share:
   Basic                                $(1.07)      $ 0.03      $ 0.38       $ 1.14      $ 1.15
   Diluted                              $(1.07)      $ 0.03      $ 0.38       $ 1.11      $ 1.11

Balance Sheet Data:
Working capital                         $18,246     $24,825     $22,489      $20,912     $12,147
Total assets                             38,582      41,144      38,941       37,400      28,698
Total debt
Total stockholders' equity              $28,968     $34,595     $34,084      $31,797     $25,450
-------------------------------------------------------------------------------------------------


(1) Includes the impact of a $1,769,000 non-recurring charge for purchased, in-process research and development in connection with the acquisition of a majority interest in Pronexus Inc. that reduced earnings per share by $0.38.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Active Voice Corporation (the Company) is a leading manufacturer of PC-based voice processing systems and computer-telephone integration (CTI) products. The Company's products are sold worldwide through a network of independent telecommunications dealers, telephone equipment manufacturers and computer resellers. The Company currently markets six principal products: Unity, Repartee, Replay Plus, Replay, Lingo and InSwitch. Unity, the Company's most recent product introduction, offers fully unified messaging, including single point administration for e-mail, voice mail and fax mail user accounts, address and distribution lists, and network configuration for the Microsoft Exchange Server. Repartee, the Company's well established mid-market product comes in two versions, CTI and VP. Repartee serves as the base for TeLANophy, a suite of CTI application modules which provides complete call management and integrated messaging capabilities. Replay Plus, the Company's mid-priced product, offers most of the voice processing features found in Repartee with the exception of the CTI functionality. The Company's Replay product provides basic voice processing features at a price point attractive to the small business market. Lingo offers all basic voice processing features in a single proprietary hardware unit, and is an affordable solution for small businesses as it does not utilize PC hardware and requires minimal dealer effort in its installation. InSwitch, available only to the Company's strategic partners, combines Active Voice software with a board that incorporates directly into the phone switch, offering a less expensive alternative than a traditional PC-based voice mail system.

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

RESULTS OF OPERATIONS


NET SALES
                                 1999      Change      1998     Change      1997
------------------------------------------------------------------------------------
(Dollars in thousands)
Net sales                      $62,217     17.1%     $53,151     7.3%     $49,515
------------------------------------------------------------------------------------


FISCAL 1999 COMPARED TO FISCAL 1998


Net sales to the Company's Americas dealer network during the year ended March 31, 1999 increased 2.5% when compared to the previous year. Net sales to the Americas dealer network represented 50.9% and 58.1% of total net sales in the years ended March 31, 1999 and 1998, respectively. The decrease in net sales in the Americas dealer channel as a percentage of total net sales is attributable to the continued success of the Company's strategic partner relationships as some dealers purchase the Company's products through these partners rather than directly from the Company. The Company feels this is an efficient method of distributing its basic voice mail products, due to lower distribution and product support costs. The increase in overall revenue in the dealer channel when compared to the prior year is attributable to the incremental sales provided by the Company's Year 2000 (Y2K) program, which provides discounts to dealers who upgrade their customers' non-Y2K compliant systems. To a lesser extent, the introduction of new switch integrations and additional features for Repartee, and the first full year of sales of the Lingo product, also contributed to the revenue increase in the channel. During the fourth quarter of the fiscal year ended March 31, 1999 the Company released Unity 2.0 to general availability for all customers. Revenues from Unity were not material for the year ended March 31, 1999.

Net sales to the Company's corporate sales channel increased 55.9% during the year ended March 31, 1999 over the comparable period in the prior fiscal year. Net sales to corporate sales customers represented 30.9% and 23.2% of total net sales for the fiscal years 1999 and 1998, respectively. InSwitch and Repartee/Replay Plus product revenues accounted for the majority of the increase in net sales to corporate sales customers. InSwitch was introduced during the second half of fiscal year 1998 and the benefit of a full year's sales in fiscal 1999 resulted in a five-fold increase in InSwitch revenue. Sales of the InSwitch product benefited from the success of NEC's ElectraElite switch sales, a high percentage of which are now sold with voice mail. In fiscal 1999, the corporate sales channel also experienced growth in Replay/Lingo product revenue, and year over year revenue from all major strategic partners increased. The Company reached an agreement with Alcatel in the quarter ended March 31, 1999 to jointly develop and deliver a fully customized Unity-based product to Alcatel customers. As of March 31, 1999 the Company had 8 significant strategic partner relationships. The largest corporate customer represented 65% of total corporate sales, and 20% of total Company net sales.

Net sales to international customers grew 11.2% in the year ended March 31, 1999 when compared to the prior fiscal year. International sales represented 14.2% and 14.9% of total net sales for fiscal years 1999 and 1998, respectively. The increase in international sales can be partially attributed to the success of the international rollout of the company's Lingo product, particularly in the United Kingdom and Australia/Pacific markets. In addition, the Company has continued to successfully supply Replay systems to Crane in the United Kingdom. The Company's sales in the Asia/Pacific region continued to struggle due to the effects of the weak Asian economy in the first half of the year but began to improve during the second half of fiscal 1999. The Company continues to see the positive results of its product localization efforts for various European countries, as evidenced by the increase in Replay and Replay Plus units shipped there. The Company continues to increase its volume of business with Phillips, and anticipates further development of this relationship with the release of an InSwitch product to Phillips in fiscal 2000. Recent developments in the international channel include the opening of new sales offices in South Africa and Sweden. Beyond the usual risks associated with international sales (currency fluctuations and restrictions; export-import regulations; customs matters; foreign collection problems; and military, political and transportation risks), the Company's international sales involve additional governmental regulation, product adaptations to local languages and switching systems, and uncertainties arising from local business practices and cultural considerations.

Other revenue comprised 4.1% of the Company's fiscal 1999 net sales, compared to 3.8% in fiscal 1998. This increase primarily represents revenue contributed from the Company's Pronexus subsidiary, which grew 50% in fiscal 1999 compared to the prior fiscal year.

The Company experiences significant quarterly variability in the level of sales through its three distinct distribution channels. The diversification provided by these three channels has in the past reduced the quarterly volatility of aggregate net sales.

FISCAL 1998 COMPARED TO FISCAL 1997

Effective April 1, 1998, the Company's South and Central American customers, which were previously under the umbrella of international sales, joined with the North American dealer channel to create the "Americas" dealer channel. Due to the rearrangement of the sales channels and the desire to offer consistent data when compared to the prior year's Form 10-K, the 1997 figures are not directly comparable to the 1999 figures. However, the 1998 numbers have been restated to reflect the change in the Americas channel in the "Fiscal 1999 Compared to Fiscal 1998" narrative, but the 1998 numbers were not restated in the "Fiscal 1998 Compared to Fiscal 1997" discussion. This allows the relationships to be examined by comparing fiscal 1999 to 1998, and fiscal 1998 to 1997.

Net sales to the Company's North American dealer network during the year ended March 31, 1998 declined 10% when compared to the previous year. Net sales to the North American dealer network represented 57.5% and 68.5% of total net sales in the years ended March 31, 1998 and 1997, respectively. The decrease in sales to the North American dealer channel as a percentage of total net sales is partially attributable to a shift in the distribution of the Company's low end products to the corporate sales channel. The decrease can also be attributed to the delayed release of Repartee VP and CTI in the fourth quarter of fiscal 1998. As a result, the Company discounted certain interim sales of Replay and Replay Plus products, which were phased out in this channel with the introduction of Repartee VP and CTI. The delay also caused customers to defer orders in anticipation of the new Repartee product offering. It is anticipated that the standardization of the code base offered by Repartee VP and CTI will simplify the product offering by establishing a consistent feature set and the ability to offer more telephone switch integrations. This transition also allows the Company to offer TeLANophy capability to every Repartee product sold in the channel. The introduction of Lingo helped to mitigate the overall revenue decline; of the 236 new dealers the Company added in fiscal 1998, 26 were specifically devoted to selling Lingo.

Net sales to the Company's corporate sales channel increased 38.5% during the year ended March 31, 1998 over the prior fiscal year. Net sales to corporate sales customers represented 23.2% and 18.0% of total net sales for the fiscal years 1998 and 1997, respectively. A greater than 270% increase in the unit sales of Repartee was a significant factor in this year over year change. The release of the high unit volume InSwitch product during the third quarter of fiscal 1998 more than offset the year over year decline in Replay systems revenue. In the fourth quarter of fiscal 1998, the Company successfully launched Lingo to a strategic partner, broadening the product offerings in the channel and contributing to the increase in revenue. The Company also reached an agreement with Ingram Micro in the quarter ended March 31, 1998 to distribute Repartee and Lingo, and to develop a sales channel for the release of the Company's forthcoming NT-based product. As of March 31, 1998 the Company had 9 significant strategic partner relationships. The largest corporate customer represented 50% of the channel's sales, and 11% of total Company revenue during the year ended March 31, 1998.

Net sales to international customers grew 28.7% in the year ended March 31, 1998 when compared to the prior fiscal year. International sales represented 15.6% and 13.0% of total net sales for fiscal years 1998 and 1997, respectively. The increase in international sales can be attributed to the evolution of the Company's international strategy towards a decentralized approach, providing the local sales managers the latitude to take advantage of the unique opportunities in their markets. The acquisition of Active Voice B.V., the Company's European distributor, in September 1997 allowed the Company to improve its responsiveness to its European customers. The Company continued to invest in product localization efforts, especially in the German and French markets. The international channel also experienced an increase in revenue from Replay, offset by declining unit sales of Repartee systems and kits. The strength of the US currency, particularly relative to the Australian dollar, mitigated some of the overall increase in international revenues.

Other revenue comprised 3.7% of the Company's fiscal 1998 net sales, compared to 0.5% in fiscal 1997. This increase primarily represents revenue contributed from the Company's Pronexus subsidiary, acquired in January 1997. The Company also recognized revenues for the receipt of patent license fees related to the Company's stutter detect patent.


GROSS PROFIT
                                     1999       Change       1998      Change       1997
---------------------------------------------------------------------------------------------
(Dollars in thousands)
Gross profit                        $33,382      10.6%     $30,195      4.9%       $28,780
Percentage of net sales              53.7%                  56.8%                   58.1%
---------------------------------------------------------------------------------------------


The Company's gross margin varies in part depending upon the mix of higher-margin voice board-and-software kit sales (offered to all customers) and software-only sales, such as InSwitch

(available only to strategic partner accounts) as opposed to turnkey system sales (which include the cost of a PC and other related hardware). The proportion of sales contributed from each distribution channel also affects the overall gross margin, as international sales have historically had higher gross margins than sales through the other distribution channels.

FISCAL 1999 COMPARED TO FISCAL 1998

Revenue from the Company's Y2K upgrade program has contributed to the reduction of the overall gross margin percentage in comparison to the prior fiscal year. The PC hardware components of the Company's products carry a lower gross margin percentage, and the PC hardware component is greater under the Y2K program than in the Company's non-Y2K business. Another factor contributing to the decline is the continuing shift of a larger portion of the Company's revenue through the strategic partner channel, which has resulted in increased unit volume at the expense of higher margin percentages. Specifically, the Company's Lingo sales, which contributed a higher proportion of margin dollars in fiscal 1999 than the prior fiscal year, but at a lower gross margin percentage, also accounted for the decline in gross margin percentage between the comparable periods. The overall decline has been partially offset by the Company's InSwitch product, which carries a higher software component than traditional turnkey system sales.

FISCAL 1998 COMPARED TO FISCAL 1997

The decline in gross margin between fiscal 1998 and 1997 is attributable to a variety of factors, particularly product platform changes that required the Company to increase allowances for excess and obsolete inventory in the second and fourth quarters of fiscal 1998. In addition, the Company wrote off the value of unreturned out-of-warranty items and certain demo units. Also, in the fourth quarter Replay and Replay Plus units were discounted in preparation for the Repartee 7.44 transition. The margin decrease related to the transition was offset by margin gains in the strategic partner channel with the third quarter release of the InSwitch product, as well as a 58% overall increase of TeLANophy sales. Other factors mitigating the margin decrease included the settlement of third-party vendor hardware problems as well as recognition of patent license fees related to the Company's stutter detect patent.


RESEARCH AND DEVELOPMENT
                                     1999       Change       1998      Change       1997
---------------------------------------------------------------------------------------------
(Dollars in thousands)
Research and development            $14,450      48.2%      $9,752      44.3%      $6,757
Percentage of net sales              23.2%                  18.3%                   13.6%
---------------------------------------------------------------------------------------------


FISCAL 1999 COMPARED TO FISCAL 1998

The acceleration of the development effort associated with the Company's Windows NT-based product, Unity, resulted in the majority of the fiscal year 1999 increase in research and development expenses over the prior fiscal year. The substantial development resources required to build a native NT unified messaging product from the ground up necessitated the dollar growth in research and development expenses. The Company does not capitalize software development costs. As the development expenditures associated with Unity, which was released at the end of the fourth quarter of fiscal 1999, were in advance of actual product revenues, the research and development expenses as a percentage of sales also increased. Contract development staff and employee compensation-related expenses were the largest components of the increase. A one-time bonus in the fourth quarter of fiscal 1999 was awarded to the Unity development staff for meeting the product's targeted release date, and accounted for approximately 9% of the incremental expenses. The customization of products for the Company's strategic partners and the ongoing globalization of products for international markets also contributed to the increase. In addition, the competitive nature of the labor market and the Company's effort to attract and retain skilled employees has led to an overall increase in engineering salaries.

The Company believes that in order to remain competitive in a rapidly changing technological environment, it will continue to be necessary to allocate significant resources to the development of new products, globalization of products for international markets and customization of products for strategic partners. The Company expects the dollar amount of research and development expenditures to continue to increase for the foreseeable future, and that these expenses as a percentage of sales will vary from period to period.

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

Significant releases during fiscal 1998 included the Lingo and InSwitch products, described above. The introduction of Repartee 7.44 in the fourth quarter to the North American dealer network offers TeLANophy capability with every Repartee system sold within the channel. The Company also developed and announced version 2.0 of ViewCall-Registered Trademark- Plus, which takes advantage of a powerful new scripting tool, PhoneBASIC-TM-. With PhoneBASIC, ViewCall Plus 2.0 can be integrated to work with a variety of general business applications.


SALES AND MARKETING
                                     1999       Change       1998      Change       1997
---------------------------------------------------------------------------------------------
(Dollars in thousands)
Sales and marketing                 $17,349      12.5%     $15,421      15.9%      $13,301
Percentage of net sales              27.9%                  29.0%                   26.9%
---------------------------------------------------------------------------------------------


FISCAL 1999 COMPARED TO FISCAL 1998

The increases in sales and marketing expenses for the fiscal year ended March 31, 1999 over the prior fiscal year were primarily attributable to increased compensation-related expenses associated with growth in sales and marketing personnel and higher commissions due to increased sales levels. Leveraging these additional expenses over a growing revenue base resulted in a decline in sales and marketing expenses as a percentage of net sales. The increase in unit volume has also caused expenses to be higher when compared to the prior year, as more resources have been devoted to supporting a larger number of systems. Furthermore, in preparation for the release of Unity, training expenses and additional technical staff were necessary to strengthen the Company's product support infrastructure. Sales and marketing expenses include both costs that are essentially fixed as well as costs that vary from period to period relative to sales volume and thus can be expected to fluctuate both in dollar amount and as a percentage of net sales from period to period.

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


GENERAL AND ADMINISTRATIVE
                                     1999       Change       1998      Change       1997
---------------------------------------------------------------------------------------------
(Dollars in thousands)
General and administrative          $8,105       31.3%      $6,171      40.8%      $4,384
Percentage of net sales              13.0%                  11.6%                   8.9%
---------------------------------------------------------------------------------------------


FISCAL 1999 COMPARED TO FISCAL 1998

The majority of the increase in general and administrative expenses for the year ended March 31, 1999 is attributable to higher compensation-related expenses. Specifically, the Company added information system staff and devoted more resources to internal workstation and network support. Depreciation associated with the Company's continued investment in its management information system infrastructure as well as higher software costs also contributed to the increase. The Company's international general and administrative expenses also increased when compared to the prior year, due to the acquisition of its European distributor in mid-fiscal 1998, and to the conversion of its Australian and UK offices from branch to subsidiary operations. General and administrative expenses can be expected to fluctuate as a percentage of net sales from period to period.

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

NON-RECURRING CHARGE FOR PURCHASED, IN-PROCESS RESEARCH AND DEVELOPMENT

During January 1997, the Company recognized a non-recurring charge of $1.8 million for purchased, in-process research and development as a result of the acquisition of a majority interest in Pronexus, Inc. See Note 12 of Notes to Consolidated Financial Statements.


INTEREST EXPENSE AND INTEREST INCOME
                                     1999       Change      1998       Change       1997
---------------------------------------------------------------------------------------------
(Dollars in thousands)
Interest expense                    ($103)     100.0%
Interest income                      $419      (26.8%)      $573       (23.1%)      $745
---------------------------------------------------------------------------------------------


FISCAL 1999 COMPARED TO FISCAL 1998

The Company incurred interest expense in fiscal year ended March 31, 1999 as it borrowed against its line of credit to fund operations. The decrease in interest income in the current year compared to fiscal 1998 was primarily due to lower average invested cash and marketable security balances as the Company allowed its investments to mature without reinvesting the proceeds. Average cash and marketable security balances decreased due primarily to the Company's net loss. See "Liquidity and Capital Resources."

FISCAL 1998 COMPARED TO FISCAL 1997

The decrease in interest income during fiscal 1998 was primarily attributable to lower average invested cash and marketable security balances. Average cash and marketable security balances decreased due to increased inventory holdings, vendor prepayments and certain business combinations.


INCOME TAX BENEFIT (PROVISION)
                                     1999       Change       1998      Change       1997
---------------------------------------------------------------------------------------------
(Dollars in thousands)
Income tax                          $1,308       89.8%       $689     (143.4%)    ($1,587)
Effective tax rate                    21.1%                 119.6%                 (47.9%)
---------------------------------------------------------------------------------------------


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

FISCAL 1999 COMPARED TO FISCAL 1998

Under Financial Accounting Standard No. 109, "Accounting for Income Taxes" (FAS
109), a deferred tax asset is recognized for deductible future temporary differences. A valuation allowance against this asset is recognized if, based upon the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. FAS 109 requires an assessment of all available evidence both positive and negative. Management believes the Company will be able to realize net deferred tax assets in excess of the valuation allowance because a significant portion of the operating loss was generated by the deliberate investment in the development of the Unity product ahead of planned revenues, prior to which the Company had a long and stable history of earnings. However, there can be no assurance that the Company will generate taxable income or that all of its deferred tax assets will be realized.

The Company's effective tax rate decreased to 21.1% (benefit rate as a result of pretax losses) in the fiscal year ended March 31, 1999. During the year the Company exhausted all net operating loss (NOL) carrybacks. Any additional NOL's will be carried forward, resulting in income tax benefits in future periods with taxable income. As a result of the Company's pretax losses for the year ended March 31, 1999, the Company will receive a refund of income taxes previously paid.

FISCAL 1998 COMPARED TO FISCAL 1997

The Company's effective tax rate increased to 119.6% (benefit rate as a result of a pretax loss) in fiscal 1998 from 47.9% in fiscal 1997. The significant increase in the effective tax rate was primarily attributable to the Company's small pretax loss in fiscal 1998. As the Company's operating results approach the break-even level as in fiscal 1998, the tax benefits provided by tax exempt income, the FSC and the research and development tax credit increase as a percentage of the pretax operating result even though the absolute dollar value of these benefits has not significantly changed.


NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE
                                     1999        Change        1998      Change       1997
-----------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
Net income (loss)                  ($4,969)    (3,599.3%)      $142      (91.9%)     $1,751
Percentage of net sales             (8.0%)                     0.3%                   3.5%
Earnings (loss) per share:
   Basic                            ($1.07)    (3,666.7%)     $0.03      (92.1%)      $0.38
   Diluted                          ($1.07)    (3,666.7%)     $0.03      (92.1%)      $0.38
-----------------------------------------------------------------------------------------------


FISCAL 1999 COMPARED TO FISCAL 1998

Net income (loss) and earnings (loss) per share for the year ended March 31, 1999 in comparison to the corresponding periods in the prior fiscal year were primarily attributable to the increased operating expenses, as discussed above under the individual income statement captions. The Company believes these investments are essential to prepare for new product direction and future growth. These investments in the development, marketing and support of new products are expected to continue into the next year. Furthermore, the declines in gross margin as a percentage of net sales have also contributed to the decreases in net income and earnings per share. The average number of common and common equivalent shares outstanding during the two periods was comparable.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and marketable securities decreased to $4.5 million, or 11.6% of total assets, at March 31, 1999 from $8.6 million, or 21.0% of total assets, at March 31, 1998. The decrease is due primarily to the net loss. Cash flow used in operations totaled $0.8 million during the twelve months ended March 31, 1999. The Company had net working capital of $18.2 million at March 31, 1999.

Accounts receivable, net of allowances, increased to $13.6 million at March 31, 1999 from $11.3 million at March 31, 1998. The increase in accounts receivable balances was due to higher net sales in the fourth quarter of the current fiscal year compared to net sales in the comparable quarter of the prior fiscal year. Days' sales outstanding at March 31, 1999 declined approximately 8.5% from March 31, 1998. Inventory decreased to $5.9 million at March 31, 1999 from $10.1 million at March 31, 1998, reflecting the Company's continued efforts to efficiently manage component stocking levels.

During the fiscal year ended March 31, 1999, the Company repurchased 160,000 shares of its common stock for approximately $1.1 million under previously announced share repurchase programs. The Company made $2.8 million in capital expenditures during the fiscal year ended March 31, 1999, compared to $2.5 million during the prior fiscal year. The majority of the capital expenditures during the current year consisted of computer hardware and software used to augment the Company's management information systems infrastructure, as well as additions and upgrades of computer equipment for development personnel. The Company currently has no specific commitments with respect to future capital expenditures, but expects to acquire approximately $4.0 million in new capital additions.

The Company has a $10,000,000 revolving credit line from a bank for financing working capital. No borrowings were outstanding under this agreement as of March 31, 1999. The agreement expires on June 30, 1999. The Company is currently in the process of negotiating a new financing agreement. In addition, subsequent to March 31, 1999, the Company entered into an agreement with its largest customer that provided a borrowing facility of up to $6.5 million. See Note 15 of Notes to Consolidated Financial Statements.

The Company believes that ongoing maturity of securities in its investment portfolio, together with cash flow from operations and the availability of alternative financing arrangements will provide sufficient resources to finance operations for at least the next year.

YEAR 2000 (Y2K)

An issue affecting the Company and others is the inability of many computer systems and applications to correctly process date data in and between the twentieth and twenty-first centuries. The Company formed task forces to investigate the year 2000 readiness of its products and of its internal systems. The Company has completed its assessment of the year 2000 readiness of its internal business process systems and applications. The Company has received assurances from the suppliers that the Company's most critical business process systems and applications are currently or will be year 2000 ready by December 31, 1999. The Company believes that other internal systems are also year 2000 ready. The Company intends to continue monitoring its systems through the year 2000. The Company estimates that the total cost of replacement or upgrade of internal systems replaced solely to achieve year 2000 readiness will be less than $100,000, the majority of which has already been incurred.

The Company has also implemented programs to assist customers with older versions of its products in obtaining year 2000 readiness by making software upgrades or replacement hardware available and offering programs for migrations to current product versions. The Company estimates that the costs of creating software patches and administering its upgrade programs for customers will be approximately $400,000, the majority of which has already been incurred. The financial impact to the Company of the development and administration of the upgrade programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. However, if any customers do not make necessary modifications, conversions, migrations, or upgrades, it could have a material adverse effect on the Company in the form of legal costs or the loss of customers.

The Company has been served with three class action lawsuits, one in Alabama state court, one in Indiana state court, and one in Massachusetts state court, related to the alleged inability of the Company's products prior to Repartee 7.44 to function properly with respect to the year 2000. The plaintiffs in the suits seek to require the Company to remedy the alleged defect in these products and also seek damages. The Company has filed its answer in the suits in Alabama and Massachusetts. The Company believes that the claims stated in the cases are without merit, that the cases are not appropriate for class action, and the Company intends to defend itself vigorously. However, due to the preliminary status of the proceedings, it is not possible to predict the ultimate outcome of the cases or their financial impact on the Company.

The Company has contacted its third-party suppliers to assess and seek reasonable assurances concerning the year 2000 readiness of their products and has contacted its primary suppliers concerning the year 2000 readiness of their internal systems as well. The Company has received assurances from many of its suppliers that their products and services are year 2000 ready, but has concerns that some suppliers may be unable to control their supply chain and may experience year 2000 interruptions. Because the Company has no control over third parties' products, services or internal operations, the Company cannot ensure year 2000 readiness by its suppliers. The Company is developing contingency plans for third-party suppliers it believes may be at risk, including qualifying alternative suppliers or increasing inventory levels prior to January 2000. Because some products and services are highly proprietary, the Company cannot ensure that acceptable substitutes will be available.

The Company has also requested and will assess any available information from major customers concerning their internal year 2000 readiness. Because the Company has no control over third parties' products, services or internal operations, the Company cannot ensure year 2000 readiness by its customers.

The Company has not determined the most likely worst case scenario for the Company with respect to the year 2000 problem as it is still assessing the year 2000 readiness of its important business partners.

RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

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

- Risks associated with the Company's movement into the larger end user market, such as product acceptance and demand and failure to attract sufficient market share, could affect the Company's future performance.

- Growth strategies involving acquisitions, strategic relationships, and vendor relationships may encounter legal and/or unforeseeable business risks beyond the Company's control.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not use or hold any derivative financial instruments. The Company is exposed to both foreign currency and interest rate risk, either of which could have an adverse effect on the Company's results of operations, financial position or cash flows. The Company has assets and liabilities denominated in certain foreign currencies related to international sales, distribution and support subsidiaries. The Company has not hedged its translation risk on these assets and liabilities as the Company has the ability to hold them for an indefinite period and does not expect that a sudden or significant change in foreign exchange rates would have a material impact on results of operations, financial position or cash flows. The Company generally invests in high-grade commercial paper and municipal securities, which are classified as available-for-sale, to minimize its exposure to interest rate risk. The Company believes that the market risk associated with its marketable security holdings is not material. See Note 2 and Note 11 of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                         ACTIVE VOICE CORPORATION
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands, except per share amounts)

                                                                         Year Ended March 31,
                                                             ----------------------------------------------
                                                                 1999            1998            1997
                                                             --------------  --------------  --------------
Net sales                                                        $62,217         $53,151         $49,515
Cost of goods sold                                                28,835          22,956          20,735
                                                             --------------  --------------  --------------
Gross profit                                                      33,382          30,195          28,780

Operating expenses:
  Research and development                                        14,450           9,752           6,757
  Sales and marketing                                             17,349          15,421          13,301
  General and administrative                                       8,105           6,171           4,384
  Non-recurring charge for purchased,
    In-process research and development                                                            1,769
                                                             --------------  --------------  --------------
    Total operating expenses                                      39,904          31,344          26,211
                                                             --------------  --------------  --------------
Operating income (loss)                                           (6,522)         (1,149)          2,569

Interest expense                                                    (103)
Interest income                                                      419             573             745
                                                             --------------  --------------  --------------
Income (loss) before income taxes and
  minority interest                                               (6,206)           (576)          3,314

Income tax benefit (provision)                                     1,308             689          (1,587)
Minority interest in (earnings) loss
  of consolidated subsidiary                                         (71)             29              24
                                                             --------------  --------------  --------------

NET INCOME (LOSS)                                                $(4,969)          $ 142         $ 1,751
                                                             --------------  --------------  --------------
                                                             --------------  --------------  --------------
EARNINGS (LOSS) PER SHARE:
  Basic                                                           $(1.07)          $0.03           $0.38
                                                             --------------  --------------  --------------
                                                             --------------  --------------  --------------
  Diluted                                                         $(1.07)          $0.03           $0.38
                                                             --------------  --------------  --------------
                                                             --------------  --------------  --------------


The accompanying notes are an integral part of these consolidated financial statements.

                                         ACTIVE VOICE CORPORATION
                                       CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except shares)


                                                                                 March 31,
                                                                   ---------------------------------------
                                                                         1999                  1998
                                                                   ---------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $ 1,650              $ 1,550
  Marketable securities                                                       1,113                3,407
  Accounts receivable, less allowances
    of $1,700 ($1,515 in 1998)                                               13,622               11,331
  Inventories                                                                 5,924               10,122
  Income taxes receivable                                                       741                  652
  Deferred tax asset                                                          1,650                1,340
  Prepaid expenses and other assets                                           3,215                3,103
                                                                   ------------------    -----------------
      Total current assets                                                   27,915               31,505

Marketable securities                                                         1,701                3,680
Furniture and equipment, net                                                  4,589                3,539
Other assets                                                                  4,377                2,420
                                                                   ------------------    -----------------
      TOTAL ASSETS                                                          $38,582              $41,144
                                                                   ------------------    -----------------
                                                                   ------------------    -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $4,983              $ 3,931
  Accrued compensation and benefits                                           2,500                1,256
  Other accrued expenses                                                      2,186                1,493
                                                                   ------------------    -----------------
      Total current liabilities                                               9,669                6,680

Commitments

Minority interest                                                               (55)                (131)

Stockholders' equity:
  Preferred stock, no par value:
    Authorized shares - 2 million - none outstanding
  Common stock, no par value:
    Authorized shares - 10 million
    Issued shares, including repurchased shares - 4,976,933                  17,314               17,262
  Retained earnings                                                          13,907               18,996
  Accumulated other comprehensive income                                         20                   40
  Less 395,153 repurchased shares (313,067 at 1998)                          (2,273)              (1,703)
                                                                   ------------------    -----------------
Total stockholders' equity                                                   28,968               34,595

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $38,582              $41,144
                                                                   ------------------    -----------------
                                                                   ------------------    -----------------


The accompanying notes are an integral part of these consolidated financial statements.

                                         ACTIVE VOICE CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)

                                                                         Year Ended March 31,
                                                             ----------------------------------------------
                                                                 1999            1998            1997
                                                             ----------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                $(4,969)          $ 142          $1,751
Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
        Depreciation and amortization                              1,882           1,494             966
        Provisions for accounts receivable                           287            (155)            305
        Deferred income taxes                                       (306)           (347)              5
        Loss on disposal of equipment                                 60              49              39
        Minority interest in earnings (loss) of
            consolidated subsidiary                                   71             (29)            (24)
        Non-recurring charge for purchased,
            in-process research and development                                                    1,769
        Changes in operating assets and liabilities:
            Increase in accounts receivable                       (2,578)           (766)         (2,087)
            Decrease (increase) in inventories                     4,198          (3,113)         (1,526)
            Increase in prepaid expenses and other assets         (2,394)         (2,428)         (1,643)
            Increase in accounts payable                           1,052           1,589             204
            Increase (decrease) in other liabilities               1,946            (414)           (715)
                                                             --------------  --------------  --------------
NET CASH USED IN OPERATING ACTIVITIES                               (751)         (3,978)           (956)

INVESTING ACTIVITIES
Purchases of marketable securities                                                (2,294)         (5,072)
Proceeds from sales of marketable securities                       4,258           9,006           7,026
Acquisition of business                                                             (467)         (1,941)
Purchases of furniture and equipment                              (2,756)         (2,492)         (1,295)
                                                             --------------  --------------  --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                1,502           3,753          (1,282)

FINANCING ACTIVITIES
Proceeds from employee stock option and stock
    purchase plans                                                   484             644             382
Repurchase of common stock                                        (1,131)           (416)
                                                             --------------  --------------  --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (647)            228             382

Effect of exchange rate changes on cash
    and cash equivalents                                              (4)              5               8
                                                             --------------  --------------  --------------
Increase (decrease) in cash and cash equivalents                     100               8          (1,848)
Cash and cash equivalents at beginning of year                     1,550           1,542           3,390
                                                             --------------  --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $1,650          $1,550          $1,542
                                                             --------------  --------------  --------------
                                                             --------------  --------------  --------------


The accompanying notes are an integral part of these consolidated financial statements.

                                         ACTIVE VOICE CORPORATION
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      (In thousands, except shares)


                                    Common Stock                   Accumulated
                               -----------------------                Other                      Total
                                Net Shares             Retained   Comprehensive  Repurchased  Stockholders'
                               Outstanding   Amount    Earnings   Income (Loss)    Shares        Equity
-----------------------------------------------------------------------------------------------------------
Balance at April 1, 1996         4,554,945   $16,791     $17,319          $(16)      $(2,297)     $31,797
  Issuance of shares upon
    exercise of stock options       46,833        17         (44)                        256          229
  Issuance of shares to
    employee stock purchase
    plan                            16,296        64                                      89          153
  Tax benefit related to
    employee stock plans                         131                                                  131
  Comprehensive income:
    Net unrealized gain on
      marketable securities                                                 19                         19
    Translation adjustment                                                   4                          4
    Net income                                             1,751                                    1,751
                                                                                              -------------
    Total                                                                                           1,774
-----------------------------------------------------------------------------------------------------------
Balance at March 31, 1997        4,618,074    17,003      19,026             7        (1,952)      34,084
  Issuance of shares upon
    exercise of stock options       53,713        27        (160)                        451          318
  Issuance of shares to
    employee stock purchase
    plan                            32,079       124         (12)                        214          326
  Tax benefit related to
    employee stock plans                         108                                                  108
  Repurchase of common stock       (40,000)                                             (416)        (416)
  Comprehensive income:
    Net unrealized gain on
      marketable securities                                                 30                         30
    Translation adjustment                                                   3                          3
    Net income                                               142                                      142
                                                                                              -------------
    Total                                                                                             175
-----------------------------------------------------------------------------------------------------------
Balance at March 31, 1998        4,663,866    17,262      18,996            40        (1,703)      34,595
  Issuance of shares upon
    exercise of stock options        3,750         1         (11)                         22           12
  Issuance of shares to
    employee stock purchase
    plan                            74,164        42        (109)                        539          472
  Tax benefit related to
    employee stock plans                           9                                                    9
  Repurchase of common stock      (160,000)                                           (1,131)      (1,131)
  Comprehensive loss:
    Net unrealized loss on
      marketable securities                                                (11)                       (11)
    Translation adjustment                                                  (9)                        (9)



    Net loss                                              (4,969)                                  (4,969)
                                                                                              -------------
    Total                                                                                          (4,989)
-----------------------------------------------------------------------------------------------------------
Balance at March 31, 1999        4,581,780   $17,314     $13,907           $20      $(2,273)      $28,968



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

FOREIGN CURRENCY TRANSLATION

The local currency in the country of domicile is considered the functional currency of the Company's foreign operations. Financial statements of foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues and expenses. Resulting translation adjustments are excluded from net income and reported in accumulated other comprehensive income.

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

MARKETABLE SECURITIES

Marketable securities are carried at market value. Market values are determined based on quoted market prices on the balance sheet date. Marketable securities are classified in the balance sheet as current and noncurrent based on maturity dates and the Company's expectation of sales and redemptions in the following year.

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

FURNITURE AND EQUIPMENT

Furniture and equipment are recorded at cost. Depreciation is computed using both accelerated and straight-line methods over the estimated useful lives of the assets. Estimated useful lives are as follows: furniture and fixtures, seven years; office and computer equipment, three to five years; and leasehold improvements, the lesser of ten years or the remainder of the lease term. Repairs and maintenance that do not improve or extend the lives of the respective assets are expensed in the period incurred.

Effective April 1, 1998, the Company changed its method of depreciation for furniture and equipment placed in service after March 31, 1998 from an accelerated method to the straight-line method and shortened the estimated useful lives of some computer equipment from five years to three years. The Company changed its method of depreciation based on management's belief that the straight-line method provides a better matching of revenue and expense and that it is the predominant industry practice. Estimated useful lives of computer equipment were shortened due to rapid technological obsolescence associated with these assets. These changes did not have a material effect on the Company's results of operations for the year ended March 31, 1999.

GOODWILL

Goodwill represents costs in excess of net assets of acquired businesses. Goodwill is being amortized over periods ranging from three to five years, using the straight-line method. The Company periodically assesses the carrying value of its goodwill to determine if impairment has resulted in an excess of carrying value over fair value. Amortization expense amounted to $229,000, $182,000 and $24,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

REVENUE RECOGNITION

On April 1, 1998, the Company adopted AICPA Statement of Position 97-2, "Software Revenue Recognition." Adoption of this standard did not result in a material effect on the Company's results of operations, financial position or cash flows for the year ended March 31, 1999. The Company's revenues primarily consist of system sales and software licenses. System sales typically include both software and hardware components. Software licenses consist of software applications that operate on industry standard hardware that is available from the Company and other vendors. Revenue from system sales and software licenses is recognized upon shipment of the product to the customer. The Company accrues estimated costs of technical support to customers, as the related revenues are recognized.

SOFTWARE DEVELOPMENT COSTS

No software development costs have been capitalized to date. Under the Company's current practices of developing new products and enhancements, the technological feasibility of the underlying software is not established until substantially all related product development is complete and the product is released for production.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. The Company incurred $263,000, $172,000 and $71,000 in advertising costs during the years ended March 31, 1999, 1998 and 1997, respectively.

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

INCOME TAXES

The provision for income taxes includes federal and state taxes currently payable and deferred taxes arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as operating loss and tax credit carryforwards. Deferred income taxes have been recorded using the liability method in recognition of these temporary differences.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus the net effect of dilutive common stock equivalents outstanding during the period using the treasury stock method. Common stock equivalents consist of employee stock options.

COMPREHENSIVE INCOME

As of April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements. Accordingly, unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments are reported as components of other comprehensive income.

BUSINESS SEGMENTS

As of April 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Based on the criteria of SFAS No. 131, the Company has determined that it has a single reportable segment, computer telephony products.

RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The Statement requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure these derivatives at fair value. SFAS No. 133 also specifies a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This Statement is effective for financial statements for years beginning after June 15, 2000. The Company does not expect the adoption of this Statement to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In March 1998, The AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use purposes. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of this Statement to result in a material impact to the Company's consolidated results of operations, financial position or cash flows.

NOTE 2.  MARKETABLE SECURITIES

Management determines the appropriate classification of marketable debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has classified the Company's marketable securities as available-for-sale. Accordingly, the securities are carried at fair value, with unrealized holding gains and losses excluded from net income and recorded (net of tax) in accumulated other comprehensive income until realized. Interest, dividends, and realized gains and losses are included in net income.

The following is a summary of marketable securities at March 31 (in thousands), all of which are classified as available-for-sale:


                                                           Gross
               1998                  Amortized Cost      Unrealized    Gross Unrealized   Estimated Fair
                                                           Gains            Losses            Value
----------------------------------------------------------------------------------------------------------
Municipal bonds:
Due in one year or less                        $1,107              $ 6                             $1,113
Due after one year through three
  years                                         1,673               28                              1,701
----------------------------------------------------------------------------------------------------------

                                               $2,780              $34                $0           $2,814
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------



                                                           Gross
               1998                  Amortized Cost      Unrealized    Gross Unrealized   Estimated Fair
                                                           Gains            Losses            Value
----------------------------------------------------------------------------------------------------------
Municipal bonds:
Due in one year or less                        $3,396              $11                             $3,407
Due after one year through three
  years                                         2,586               26                              2,612
Due after three years                           1,055               13                              1,068
----------------------------------------------------------------------------------------------------------

                                               $7,037              $50                $0           $7,087
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


Net unrealized holding gains (losses) of $(11,000), $30,000 and $19,000, net of federal income taxes were included in comprehensive income, during the years ended March 31, 1999, 1998 and 1997, respectively.

NOTE 3. INVENTORIES

Inventories are comprised of the following (in thousands):


March 31,                                                                    1999                  1998
--------------------------------------------------------------------------------------------------------
Computer equipment                                                         $3,049                $5,494
Custom component parts                                                      1,918                 3,907
Supplies                                                                      957                   721
--------------------------------------------------------------------------------------------------------
                                                                           $5,924               $10,122
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


NOTE 4.  FURNITURE AND EQUIPMENT

Major classes of furniture and equipment are as follows (in thousands):


March 31,                                                                    1999                  1998
--------------------------------------------------------------------------------------------------------
Office and computer equipment                                             $7,134                $5,725
Furniture and fixtures                                                     2,390                 2,064
Leasehold improvements                                                       587                   331
--------------------------------------------------------------------------------------------------------
                                                                          10,111                 8,120

Accumulated depreciation                                                  (5,522)               (4,581)
--------------------------------------------------------------------------------------------------------
                                                                          $4,589                $3,539
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


NOTE 5. LINE OF CREDIT

The Company has a $10 million revolving line of credit from a bank secured by the Company's marketable securities portfolio. Borrowings under this agreement bear interest at the bank's prime rate less .25% or at LIBOR plus 1.5%, at the election of the Company. At March 31, 1999 and 1998 there were no borrowings outstanding under this agreement. This agreement contains financial covenants that require the Company to maintain certain financial ratios. Borrowings under this agreement are payable on demand if these covenants are not met, or upon the expiration of the agreement in June 1999.

NOTE 6. INCOME TAXES

Income (loss) before income taxes consisted of (in thousands):


Year ended March 31,                                         1999               1998             1997
------------------------------------------------------------------------------------------------------
Domestic                                                 $(5,571)             $(555)            $3,363
Foreign                                                     (635)               (21)              (49)
------------------------------------------------------------------------------------------------------
                                                         $(6,206)             $(576)            $3,314
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------


The benefit (provision) for income taxes, primarily related to U.S. federal income taxes, is as follows (in thousands):


Year ended March 31,                                         1999               1998             1997
------------------------------------------------------------------------------------------------------
Current taxes on income                                    $1,003               $342          $(1,582)
Deferred income taxes                                         305                347               (5)
------------------------------------------------------------------------------------------------------
                                                           $1,308               $689          $(1,587)
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------


Significant components of the Company's deferred tax asset are as follows (in thousands):


March 31,                                                                    1999                  1998
-------------------------------------------------------------------------------------------------------
Accounts receivable allowances                                             $ 578                  $ 515
Inventory valuation allowances                                               233                    128
Accrued compensation and benefits                                            292                    187
Accrued royalties                                                            318                    182
Net operating loss and tax credit carryforward                               885
Other items, net                                                             229                    328
-------------------------------------------------------------------------------------------------------
Total deferred tax asset before valuation allowance                        2,535                  1,340
  Valuation allowance                                                       (885)
-------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                    $1,650                 $1,340
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------


The Company is required to establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, the Company is required to assess all available evidence, both positive and negative. Management has determined that a valuation allowance of $885,000 is necessary at March 31, 1999, which represents an increase of $885,000 for the year ended March 31, 1999, attributable primarily to uncertainties about the Company's ability to use net operating loss carryforwards (NOLs) and tax credit carryforwards, including foreign NOLs.

Management believes the Company will be able to realize net deferred tax assets in excess of the valuation allowance because a significant portion of the operating loss was generated by the deliberate investment in the development of the Unity product ahead of planned revenues, prior to which the Company had a long and stable history of earnings. However, there can be no assurance that the Company will generate taxable income or that all of its deferred tax assets will be realized.

The principal reason for variations in the customary relationship between the provision for income taxes and the statutory tax rate applied to income before taxes is the effect of certain nondeductible expenses, nontaxable income, and the utilization of research and development tax credits. Reconciliation from the U.S. statutory rate to the effective tax rate is as follows:


Year ended March 31,                                  1999               1998              1997
-------------------------------------------------------------------------------------------------------
Tax at U.S. statutory rate                            34.0%              34.0%             34.0%
Research and development credit                        5.0               46.2              (4.5)
Tax exempt income                                      1.3               30.7              (6.6)
Foreign sales corporation benefit                      2.1               18.9              (2.5)
Valuation allowance change                           (14.3)
Non-recurring charge for
  purchased, in-process research
  and development                                                                          18.1
Foreign losses providing no current
  benefit                                             (6.3)
Other items, net                                      (0.8)             (10.2)              9.4
-------------------------------------------------------------------------------------------------------

                                                      21.1%             119.6%              47.9%
-------------------------------------------------------------------------------------------------------


Net operating loss and tax credit carryforwards of $860,000 are available to offset future U.S. federal taxable income through 2019. Foreign net operating loss carryforwards of $1.1 million are available to offset future foreign taxable income through 2004. The Company received net refunds of income taxes previously paid totaling $0.9 million during the year ended March 31, 1999. The Company made cash payments of income taxes, net of refunds received, of $0.2 million and $2.3 million during the years ended March 31, 1998 and 1997, respectively.

NOTE 7. LEASE COMMITMENTS

The Company leases its facilities under operating leases with initial terms of 5 to 12 years. Certain leases contain renewal and escalation clauses and space expansion provisions. The Company incurred $2.5 million, $1.7 million and $1.5 million of rent expense for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

Future minimum rental payments required per fiscal year under leases with non-cancelable lease terms in excess of one year at March 31, 1999 are as follows (in thousands):


------------------------------------------------
2000                                    $ 2,807
2001                                      3,109
2002                                      3,065
2003                                      3,300
2004                                      3,353
Thereafter                               18,476
------------------------------------------------

                                        $34,110
------------------------------------------------
------------------------------------------------


In connection with the execution of a lease and related amendments, the Company prepaid rent by paying certain architectural and real estate fees and costs on behalf of the lessor. The prepayments of $562,000 and $762,000 at March 31, 1999 and 1998, respectively, bear interest at the prime rate plus 2% and are included in prepaid expenses in the accompanying consolidated balance sheets. The prepayments are used to offset a portion of the monthly lease payments.

NOTE 8.  STOCKHOLDERS' EQUITY

STOCK OPTIONS

The Company has stock option plans under which employees, officers and directors may be granted options to purchase the Company's common stock. The majority of the stock options are granted at or above fair market value, typically vest over three to four years and expire ten years from the date of grant. At March 31, 1999 there were 1,540,702 shares of common stock reserved for future issuance under existing stock option plans of which 568,472 shares represent options available for future grant. Options which expire or are terminated revert back to shares available for future grant with the exception of 49,625 options outstanding from dormant plans.

Had compensation cost for stock option grants made in 1999, 1998 and 1997 been determined using the fair value method consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts (in thousands, except per share data):


Year Ended March 31,                                               1999             1998              1997
-----------------------------------------------------------------------------------------------------------
Net income (loss) - as reported                                $(4,969)            $142             $1,751
Net income (loss) - pro forma                                  $(5,957)         $(1,118)             $ 988

Diluted earnings (loss) per share - as reported                 $(1.07)           $0.03              $0.38
Diluted earnings (loss) per share - pro forma                   $(1.29)          $(0.24)             $0.21
-----------------------------------------------------------------------------------------------------------


The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: risk free interest rates of 5.0%, 6.0% and 6.5%, respectively; expected volatility of 60%, 55% and 55%, respectively; expected life of 5 years; and no dividends. The weighted average fair value of options granted during the years ended March 31, 1999, 1998 and 1997 was $5.73, $6.56 and $6.42, respectively. Because the Statement No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


A summary of the activity of the Company's stock options is as follows:


                             1999                         1998                         1997
                 ---------------------------------------------------------------------------------------
                   Shares   Weighted Average    Shares   Weighted Average    Shares   Weighted Average
                             Exercise Price               Exercise Price               Exercise Price
--------------------------------------------------------------------------------------------------------
Outstanding,
April 1              815,791      $13.49          599,863      $13.82          449,464      $13.33
Granted              282,364      10.24           341,592       12.12          240,236       11.72
Expired             (122,175)      19.23         (71,951)       15.30         (43,004)       13.03
Exercised            (3,750)       3.23          (53,713)         5.92        (46,833)         4.88
--------------------------------------------------------------------------------------------------------

Outstanding,
March 31             972,230      $11.87          815,791      $13.49          599,863      $13.82
--------------------------------------------------------------------------------------------------------
Exercisable,
March 31             433,778      $12.86          300,754      $14.51          246,322      $13.37
--------------------------------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding at March 31, 1999:


                                          Outstanding                              Exercisable
                    ------------------------------------------------------------------------------------
                                            Weighted
                                            Average           Weighted                     Weighted
                                           Remaining          Average                      Average
                                          Contractual         Exercise                     Exercise
Exercise Prices           Options         Life (Years)         Price         Options        Price
--------------------------------------------------------------------------------------------------------
   $ 5.25 - $ 9.99            150,436         8.0              $ 8.25          47,500      $ 6.82
     10.00 - 11.99            541,931         8.5               11.29         171,359       11.39
     12.00 - 13.99            138,125         7.5               12.41         102,858       12.24
    $14.00 -$28.50            141,738         6.3               17.40         112,061       18.24
                    --------------------                                   -------------

                              972,230         7.9              $11.87         433,778      $12.86
--------------------------------------------------------------------------------------------------------


EMPLOYEE STOCK PURCHASE PLAN

The 1996 Employee Stock Purchase Plan (ESPP) allows employees the right to purchase the Company's common stock on a quarterly basis at 85% of the lower of the market price at the beginning or end of each three-month offering period. Employee contributions to the ESPP totaled $472,000, $326,000 and $153,000 for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Shares issued pursuant to the ESPP totaled 74,164, 32,079 and 16,296 for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. At March 31, 1999, 27,461 shares were reserved for future issuance.

SHARE REPURCHASE

On March 18, 1997, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's common stock. An additional 200,000 shares were authorized for repurchase on October 16, 1998. During the fiscal years ended March 31, 1999 and 1998, 160,000 and 40,000 shares were repurchased at total prices of $1,131,000 and $416,000, respectively.

CERTAIN TRANSACTIONS WITH CORPORATE OFFICERS AND OTHERS

The Company and two of its directors and principal shareholders, are parties to an Amended and Restated Buy-Sell Agreement (the "Agreement"). Under the Agreement, the Company is required to maintain $4.3 million of term insurance on the life of each shareholder. Upon the death of one of the shareholders, the Company is required to buy up to one-half of the shareholder's common stock holdings, but in no event more shares than can be purchased with the life insurance proceeds. The per share price is determined by a formula set forth in the Agreement, and is to be paid in cash.

NOTE 9.  LITIGATION AND CONTINGENCIES

The Company is subject to legal proceedings or claims, either asserted or unasserted, that arise in the ordinary course of business. The voice processing industry is witnessing numerous allegations of patent infringement among competitors, and considerable related litigation. The Company has received claims of patent infringement from several parties, including certain competitors. In response to certain prior infringement claims, the Company has pursued and obtained nonexclusive licenses entitling the Company to utilize certain fundamental patented voice mail and automated attendant functions that are widely licensed and used in the voice processing industry. The Company's investigation of other claims has been limited by the claims' lack of specificity, by the limited availability of factual information and documentation related to the claims, and by the expense of pursuing exhaustive patent reviews. The Company believes, based in part upon its investigations and upon discussions and correspondence with its patent counsel, that its systems do not currently infringe on valid patents. Although the Company believes that it currently owns or has adequate rights to utilize all material technologies relating to its products, as it continues to develop new products and features in the future, it anticipates that it may receive additional claims of patent infringement. Such claims could result in the Company's incurring substantial legal expenses and being required to obtain licenses, pay damages for infringement, or cease offering products that infringe such patents. Royalty expense on licensed technology was $360,000, $395,000, and $324,000 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

The Company also faces exposure to claims or potential claims pursuant to other issues including employment related matters and issues related to the year 2000 readiness of its products. The Company has been served with three class action lawsuits, one in Alabama state court, one in Indiana state court, and one in Massachusetts state court, related to the alleged inability of the Company's products prior to Repartee 7.44 to function properly with respect to the year 2000. The plaintiffs in the suits seek to require the Company to remedy the alleged defect in these products and also seek damages. The
Company has filed its answer in the suits in Alabama and Massachusetts. The Company believes that the claims stated in the cases are without merit, that the cases are not appropriate for class action, and intends to defend itself vigorously. However, due to the preliminary status of the proceedings, it is not possible to predict the ultimate outcome of the cases or their financial impact on the Company.

In addition, the Company has minority investments in affiliates and suppliers which are in some cases early stage companies which may or may not be undercapitalized. The recoverability of these investments in some cases is dependent upon the future viability of the related affiliate or supplier.

NOTE 10.  EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution 401(k) profit-sharing plan covering employees meeting certain eligibility requirements (generally, 21 years of age). The Company made discretionary matching contributions of $193,000, $96,000, and $52,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

NOTE 11.  CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company distributes its products through a global network of independent telecommunications dealers, telephone equipment manufacturers and computer resellers. The Company's largest customer accounted for approximately 28% and 12% of gross accounts receivable at March 31, 1999 and 1998, respectively. Accounts receivable denominated in currencies other than the US Dollar (primarily the Australian Dollar, Canadian Dollar, Dutch Guilder and British Pound Sterling) comprised approximately 13% and 14% of gross accounts receivable at March 31, 1999 and 1998, respectively. The Company is not currently engaged in any significant foreign currency hedging activities. The Company performs ongoing credit evaluations of its customers' financial condition, and generally does not require collateral, but may require alternative payment terms such as cash in advance, cash on delivery (COD) or letters of credit, when necessary. The Company maintains reserves for credit losses and such losses have historically been within management's expectations.

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

NOTE 13.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except shares and per share data):


Year Ended March 31,                                              1999             1998            1997
--------------------------------------------------------------------------------------------------------
Numerator:
Net income (loss)                                             $(4,969)             $142          $1,751
                                                        ------------------------------------------------

Denominator:
Denominator for basic earnings (loss) per share -
  weighted average shares                                    4,634,015        4,628,876       4,580,841

Effect of dilutive securities:
Stock options                                                                    52,872          60,148
                                                        ------------------------------------------------
Denominator for diluted earnings (loss) per share -
  adjusted weighted average shares and assumed
  conversions                                                4,634,015        4,681,748       4,640,989
                                                        ------------------------------------------------
                                                        ------------------------------------------------
Basic earnings (loss) per share:                               $(1.07)            $0.03           $0.38
Diluted earnings (loss) per share:                             $(1.07)            $0.03           $0.38
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


The calculation of diluted earnings per share for the year ended March 31, 1999 did not include 14,508 weighted average shares from outstanding stock options as their inclusion would have been antidilutive.

NOTE 14. BUSINESS SEGMENTS AND RELATED INFORMATION

Significant operations outside the U.S. include wholly-owned sales, technical support and distribution subsidiaries in the Netherlands, United Kingdom and Australia, and the Company's majority-owned Pronexus subsidiary in Canada. Geographic information for the years ended March 31, 1999, 1998 and 1997 is presented in the table that follows (in thousands):


Year ended March 31,                                      1999              1998             1997
--------------------------------------------------------------------------------------------------
Net sales:
  United States                                        $50,894           $43,415          $41,551
  Foreign                                               11,323             9,736            7,964
--------------------------------------------------------------------------------------------------
                                                       $62,217           $53,151          $49,515
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


Net sales, as shown in the table, are based upon the geographic area into which the products were sold and delivered to unaffiliated entities. Substantially all identifiable long-lived assets are located in the United States.

The Company's largest customer accounted for approximately 20% and 11% of total revenues for the years ended March 31, 1999 and 1998, respectively. No other single customer accounted for more than 10% of the Company's revenues in the years ended March 31, 1999, 1998 and 1997.

NOTE 15. SUBSEQUENT EVENTS

On May 5, 1999, the Company entered into an Investment Agreement with its largest customer which provided up to a $6.5 million borrowing commitment to the Company in exchange for a stock purchase warrant for 500,000 shares of the Company's common stock at a price of $13.00 per share. Borrowings under the note portion of the agreement bear interest at a rate of 7.8% and are due to be repaid on May 5, 2002.

NOTE 16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the Company's unaudited quarterly financial information for the fiscal years ending March 31, 1999 and 1998 (in thousands, except per share data):


                                                                Fiscal Year 1999
                                   -----------------------------------------------------------------------
                                            June 30      September 30       December 31          March 31
----------------------------------------------------------------------------------------------------------
Net sales                                  $13,404           $14,301           $16,629           $17,883
Gross profit                                 7,474             7,682             8,502             9,724
Net loss                                    (1,020)           (1,295)           (1,490)           (1,164)
Loss per share:
Basic                                       $(0.22)           $(0.28)           $(0.32)           $(0.25)
Diluted                                     $(0.22)           $(0.28)           $(0.32)           $(0.25)
----------------------------------------------------------------------------------------------------------




                                                                 Fiscal Year 1998
                                   -----------------------------------------------------------------------
                                            June 30      September 30       December 31          March 31
----------------------------------------------------------------------------------------------------------
Net sales                                   $11,779           $14,523           $14,063          $12,786
Gross profit                                  6,958             8,007             8,661            6,569
Net income (loss)                               455               411               618           (1,342)
Earnings (loss) per share:
Basic                                         $0.10             $0.09             $0.13           $(0.29)
Diluted                                       $0.10             $0.09             $0.13           $(0.29)
----------------------------------------------------------------------------------------------------------


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS

ACTIVE VOICE CORPORATION

We have audited the accompanying consolidated balance sheets of Active Voice Corporation as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Active Voice Corporation at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          /s/ ERNST & YOUNG LLP



Seattle, Washington
May 13, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is contained in part in the sections captioned "Board of Directors-Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting" in the Proxy Statement for the Company's Annual Meeting of Shareholders scheduled to be held on August 19, 1999, and such information is incorporated herein by reference.

The remaining information required by this Item is set forth as Item 4A in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits" of the Proxy Statement for the Company's Annual Meeting of Shareholders scheduled to be held on August 19, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information contained in the section captioned "Voting Securities and Principal Holders" of the Proxy Statement for the Company's Annual Meeting of Shareholders scheduled to be held on August 19, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Index to Consolidated Financial Statements
Consolidated Statements of Operations - Years ended March 31, 1999, 1998 and 1997 Consolidated Balance Sheets - March 31, 1999 and 1998 Consolidated Statements of Cash Flows - Years ended March 31, 1999, 1998 and 1997 Consolidated Statements of Stockholders' Equity - Years ended March 31, 1999, 1998 and 1997 Notes to Consolidated Financial Statements Report of Ernst & Young LLP, Independent Auditors

(a)(2) Financial Statement Schedules

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the three-month period ended March 31, 1999.

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

10.7 First Amendment to the 1996 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1997 (File No. 0-22804))

10.8 Second Amendment to the 1996 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1998 (File No. 0-22804))

10.9 Third Amendment to the 1996 Employee Stock Purchase Plan (filed herewith)



10.10 1996 Stock Option Plan (incorporated by reference from Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 13, 1997 (File No.
         333-21739))

10.11 First Amendment to the 1996 Stock Option Plan (incorporated by reference from Exhibit 10.10 to the Registrant's Annual Report on Form
         10-K for its fiscal year ended March 31, 1998 (File No. 0-22804))

10.12    1997 Director Stock Option Plan (incorporated by reference from Exhibit
         10.11 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1998 (File No. 0-22804))

10.13    Form of Continuing Director Option under the 1997 Director Stock Option
         Plan (incorporated by reference from Exhibit 10.1 to the Registrant's
         Quarterly Report on Form 10-Q for its fiscal quarter ended September
         30, 1997 (File No. 0-22804))

10.14    Form of Initial Option under the 1997 Director Stock Option Plan
         (incorporated by reference from Exhibit 10.2 to the Registrant's
         Quarterly Report on Form 10-Q for its fiscal quarter ended September
         30, 1997 (File No. 0-22804))

10.15    Form of Annual Option under the 1997 Director Stock Option Plan
         (incorporated by reference from Exhibit 10.3 to the Registrant's
         Quarterly Report on Form 10-Q for its fiscal quarter ended September
         30, 1997 (File No. 0-22804))

10.16    First Amendment to the 1997 Director Stock Option Plan (filed herewith)

10.17 1998 Stock Option Plan (incorporated by reference from Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1997 (File No. 0-22804))

10.18 First Amendment to the 1998 Stock Option Plan (incorporated by reference from Exhibit 10.16 to the Registrant's Annual Report on Form
         10-K for its fiscal year ended March 31, 1998 (File No. 0-22804))

10.19 Employment Agreement and Nondisclosure Agreement dated April 17, 1989 between Registrant and Douglass S. Anderson (incorporated by reference from Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1996 (File No. 0-22804))

10.20 Employment Agreement and Nondisclosure Agreement dated July 6, 1989 between Registrant and Jose S. David (incorporated by reference from Exhibit 10.15 to the Registrant's Registration Statement on Form S-1
         filed with the Securities and Exchange Commission on October 29, 1993
         (File No. 33-71024))

10.21 Employment Agreement and Nondisclosure Agreement dated October 2, 1990 between Registrant and Robert L. Richmond (incorporated by reference from Exhibit 10.16 to the Registrant's Registration Statement on Form
         S-1 filed with the Securities and Exchange Commission on October 29,
         1993 (File No. 33-71024))

10.22 Employee Agreement and Nondisclosure Agreement dated December 10, 1996 between Registrant and Frank C. Costa (incorporated by reference from Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1997 (File No. 0-22804))

10.23 Employee Agreement and Nondisclosure Agreement dated March 22, 1991 between Registrant and Edward F. Masters (incorporated by reference from Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1997 (File No. 0-22804))



10.24 Employee Agreement and Nondisclosure Agreement dated January 24, 1991 between Registrant and Kevin L. Chestnut (incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1998 (File No. 0-22804))

10.25 Employee Agreement and Proprietary Rights Agreement dated May 18, 1999 between Registrant and Ken Myer (filed herewith)

10.26    Split Dollar Agreement/Assignment dated as of April 11, 1994, between
         Registrant and Robert L. Richmond (incorporated by reference from
         Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1995 (File No. 0-22804))


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

10.26    Amendment to Office Lease dated August 11, 1994, between Registrant and
         Martin Selig (incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March
         31, 1995 (File No.0-22804))

10.27 Amendment to Office Lease dated December 19, 1996 between Registrant and Martin Selig (incorporated by reference from Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March
         31, 1997 (File No. 0-22804))

10.28 Amendment to Office Lease dated December 12, 1997 between Registrant and Martin Selig (incorporated by reference from Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March
         31, 1998 (File No. 0-22804))

10.29    Amendment to Office Lease dated March 27, 1998 between Registrant and
         Martin Selig (incorporated by reference from Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March
         31, 1998 (File No. 0-22804))

10.30    Subordination, Non-Disturbance and Attornment Agreement dated April 9,
         1997, between Registrant and Caystar Corp. II (incorporated by reference from Exhibit 10.30 to the Registrant's Annual Report on Form
         10-K for its fiscal year ended March 31, 1998 (File No. 0-22804))

10.31    Line of Credit Agreement between Registrant and Wells Fargo Bank, N.A.
         dated November 13, 1997 (incorporated by reference from Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1998 (File No. 0-22804))

10.32    Amendment to Line of Credit Agreement between Registrant and Wells
         Fargo Bank, N.A. dated August 1, 1998 (incorporated by reference from
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1998 (File No. 0-22804))

10.33    Amended and Restated Buy-Sell Agreement dated August 8, 1994, among
         Registrant, Robert L. Richmond and Robert C. Greco (incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 1994 (File No.
         0-22804))

10.34    Investment Agreement between Registrant and NEC Corporation dated May
         5, 1999 (filed herewith)



10.35    Master Purchase Agreement between Registrant and NEC Corporation dated
         May 5, 1999 (filed herewith)

10.36    Patent License Agreement dated March 2, 1990, between Registrant and
         Dytel Corporation (Confidential treatment has been granted for portions of this document) (incorporated by reference from Exhibit 10.9 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1
         filed with the Securities and Exchange Commission on December 2, 1993
         (File No. 33-71024))

10.37    Automated Attendant Patent License Agreement between Registrant and
         VMX, Inc. (Confidential treatment has been granted for portions of this document) (incorporated by reference from Exhibit 10.10 to Amendment
         No. 2 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 2, 1993 (File No.
         33-71024))

10.38    Voice Mail Patent License Agreement between Registrant and VMX, Inc.
         (Confidential treatment has been granted for portions of this document)
         (incorporated by reference from Exhibit 10.11 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed with the
         Securities and Exchange Commission on December 2, 1993 (File No.
         33-71024))

10.39    Assignment of Rights Under Patent Application dated October 22, 1990 by
         Robert L. Richmond and Michael J. Robinson (incorporated by reference from Exhibit 10.12 to the Registrant's Registration Statement on Form
         S-1 filed with the Securities and Exchange Commission on October 29,
         1993 (File No. 33-71024))

10.40    Acknowledgment and Assignment of Proprietary Rights dated October 22,
         1990 by Robert C. Greco and Michael J. Robinson (incorporated by reference from Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))


EXHIBIT NO. 11:  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

         The required information is included in Note 13 of "Notes to Consolidated Financial Statements."

EXHIBIT NO. 21:  SUBSIDIARIES OF THE REGISTRANT


21.1 Subsidiaries of Registrant (incorporated by reference from Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1998 (File No. 0-22804))


EXHIBIT NO. 23:  CONSENT OF EXPERTS AND COUNSEL


23.1     Consent of Ernst & Young LLP, Independent Auditors


EXHIBIT NO. 27:  FINANCIAL DATA SCHEDULE


27.1     Financial Data Schedule


                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
                            ACTIVE VOICE CORPORATION
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

             Column A                    Column B     Column C    Column D       Column E      Column F
--------------------------------------------------------------------------------------------------------
                                                          Additions
                                                     ---------------------
           Description                  Balance at   Charged to   Charged      Deductions     Balance at
                                       Beginning of   Costs and   to Other                      End of
                                          Period      Expenses    Accounts                      Period
Year ended March 31, 1999
Deducted from asset accounts:

     Allowance for doubtful               $1,215        $237        -0-          (a)$252        $1,200
     accounts

     Allowance for sales                     300         200        -0-             -0-            500
     returns
--------------------------------------------------------------------------------------------------------
     Totals                               $1,515        $437        -0-             $252        $1,700
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Year ended March 31, 1998
Deducted from asset accounts:

     Allowance for doubtful               $1,326        $275        -0-          (a)$386        $1,215
     accounts

     Allowance for sales                     344         -0-        -0-           (b) 44           300
     returns
--------------------------------------------------------------------------------------------------------
     Totals                               $1,670        $275        -0-             $430        $1,515
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Year ended March 31, 1997
Deducted from asset accounts:

     Allowance for doubtful               $1,086        $698        -0-          (a)$458        $1,326
     accounts

     Allowance for sales                     279          65        -0-             -0-            344
     returns
--------------------------------------------------------------------------------------------------------
     Totals                               $1,365        $763        -0-             $458        $1,670

--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


(a)Uncollectable accounts written off, net of recoveries

(b)Reduction of estimated future sales returns

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Seattle, State of Washington, on June 28, 1999.

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


            Signature                      Title                    Date

/s/ Frank J. Costa           Chief Executive Officer and       June 28, 1999
---------------------------- Principal Executive Officer
Frank J. Costa

/s/ Jose S. David            Chief Financial Officer           June 28, 1999
---------------------------- Secretary and Treasurer
Jose S. David                (Principal Financial and
                             Accounting Officer)

/s/ Robert L. Richmond      Chairman of the Board              June 28, 1999
----------------------------
Robert L. Richmond

/s/ Tom A. Alberg           Director                           June 28, 1999
----------------------------
Tom A. Alberg

/s/ Douglas P. Beighle      Director                           June 28, 1999
----------------------------
Douglas P. Beighle

/s/ Robert C. Greco         Director                           June 28, 1999
----------------------------
Robert C. Greco

/s/ Harold H. Kawaguchi     Director                           June 28, 1999
----------------------------
Harold H. Kawaguchi
