Form 10-Q
period 1999-06-30
ACTIVE VOICE CORP
filed 1999-08-16
CIK 869554

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTER ENDED JUNE 30, 1999         COMMISSION FILE NUMBER 0-22804

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT
                 CLASS                               AUGUST 3, 1999
       Common Stock, No Par Value                      4,627,936

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ACTIVE VOICE CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I--FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)..............................................................           3

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........           7

PART II--OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds.....................................................          15

    Item 6.  Exhibits and Reports on Form 8-K..............................................................          15

SIGNATURE PAGE.............................................................................................          16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ACTIVE VOICE CORPORATION

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                          ----------------------
                                                                                             1999        1998
                                                                                          ----------  ----------
Net sales...............................................................................  $   18,176  $   13,404
Cost of goods sold......................................................................       8,131       5,930
                                                                                          ----------  ----------
Gross profit............................................................................      10,045       7,474
Operating expenses:
  Research and development..............................................................       4,144       3,330
  Sales and marketing...................................................................       5,108       3,986
  General and administrative............................................................       2,014       1,857
                                                                                          ----------  ----------
    Total operating expenses............................................................      11,266       9,173
                                                                                          ----------  ----------
Operating loss..........................................................................      (1,221)     (1,699)
Interest expense........................................................................         (68)        (20)
Interest income.........................................................................          59         167
Impairment of strategic investment......................................................      (1,169)
Gain on sale of technology assets.......................................................      16,504
                                                                                          ----------  ----------
Income (loss) before income taxes and minority interest.................................      14,105      (1,552)
Income tax benefit (provision)..........................................................      (4,163)        533
Minority interest in earnings of consolidated subsidiary................................         (88)         (1)
                                                                                          ----------  ----------
Net income (loss).......................................................................  $    9,854  $   (1,020)
                                                                                          ----------  ----------
                                                                                          ----------  ----------
Earnings (loss) per share:
  Basic.................................................................................  $     2.15  $    (0.22)
                                                                                          ----------  ----------
                                                                                          ----------  ----------
  Diluted...............................................................................  $     2.09  $    (0.22)
                                                                                          ----------  ----------
                                                                                          ----------  ----------
Shares used in earnings (loss) per share calculation:
  Basic.................................................................................   4,585,246   4,664,492
                                                                                          ----------  ----------
                                                                                          ----------  ----------
  Diluted...............................................................................   4,716,558   4,664,492
                                                                                          ----------  ----------
                                                                                          ----------  ----------

See notes to consolidated financial statements.

                            ACTIVE VOICE CORPORATION

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                             JUNE 30,    MARCH 31,
                                                                                               1999        1999
                                                                                             ---------  -----------
ASSETS
Current assets:
  Cash and cash equivalents................................................................  $  21,018   $   1,650
  Marketable securities....................................................................      1,179       1,113
  Accounts receivable, less allowances.....................................................     14,181      13,622
  Inventories..............................................................................      5,149       5,924
  Income taxes receivable..................................................................                    741
  Deferred tax asset.......................................................................      1,594       1,650
  Prepaid expenses and other assets........................................................      2,750       3,215
                                                                                             ---------  -----------
      Total current assets.................................................................     45,871      27,915
Marketable securities......................................................................      1,442       1,701
Furniture and equipment, net...............................................................      4,514       4,589
Other assets...............................................................................      4,382       4,377
                                                                                             ---------  -----------
      Total assets.........................................................................  $  56,209   $  38,582
                                                                                             ---------  -----------
                                                                                             ---------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................................  $   2,562   $   4,983
  Notes payable............................................................................      4,522
  Accrued compensation and benefits........................................................      3,313       2,500
  Other accrued expenses...................................................................      2,407       2,186
  Income taxes payable.....................................................................      3,378
                                                                                             ---------  -----------
      Total current liabilities............................................................     16,182       9,669

Commitments

Minority interest..........................................................................         31         (55)
Stockholders' equity:
  Preferred stock, no par value:
    Authorized shares--2,000,000--none outstanding
  Common stock, no par value:
    Authorized shares--10,000,000
    Issued shares, including repurchased shares--4,976,933.................................     18,250      17,314
  Retained earnings........................................................................     23,756      13,907
  Accumulated other comprehensive income...................................................         49          20
  Less 368,242 repurchased shares (395,153 at March 31, 1999), at cost.....................     (2,059)     (2,273)
                                                                                             ---------  -----------
Total stockholders' equity.................................................................     39,996      28,968
      Total liabilities and stockholders' equity...........................................  $  56,209   $  38,582
                                                                                             ---------  -----------
                                                                                             ---------  -----------

Note: The consolidated balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                            ACTIVE VOICE CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              ---------------------
                                                                                                 1999       1998
                                                                                              ----------  ---------
OPERATING ACTIVITIES
Net income (loss)...........................................................................  $    9,854  $  (1,020)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization.............................................................         458        445
  Provisions for accounts receivable........................................................          77        (68)
  Deferred income taxes.....................................................................          62       (175)
  Loss on disposal of equipment.............................................................           6         11
  Minority interest in earnings of consolidated subsidiary..................................          88          1
  Gain on sale of technology assets.........................................................     (16,504)
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable..............................................        (636)     1,042
    Decrease in inventories.................................................................         775      1,321
    Decrease (increase) in prepaid expenses and other assets................................       2,044     (1,549)
    Decrease in accounts payable............................................................      (2,421)    (1,687)
    Increase in other liabilities...........................................................       2,923        555
                                                                                              ----------  ---------
      Net cash used in operating activities.................................................      (3,274)    (1,124)
INVESTING ACTIVITIES
Proceeds from sale of technology assets.....................................................      18,000
Proceeds from sale and maturity of marketable securities....................................         176        548
Purchases of furniture and equipment........................................................        (332)      (938)
                                                                                              ----------  ---------
      Net cash provided by (used in) investing activities...................................      17,844       (390)
FINANCING ACTIVITIES
Net issuance of short term notes payable....................................................       4,522        759
Proceeds from employee stock option and stock purchase plans................................         238        114
                                                                                              ----------  ---------
      Net cash provided by financing activities.............................................       4,760        873
Effect of exchange rate changes on cash and cash equivalents................................          38         11
                                                                                              ----------  ---------
Increase (decrease) in cash and cash equivalents............................................      19,368       (630)
Cash and cash equivalents at beginning of period............................................       1,650      1,550
                                                                                              ----------  ---------
Cash and cash equivalents at end of period..................................................  $   21,018  $     920
                                                                                              ----------  ---------
                                                                                              ----------  ---------

See notes to consolidated financial statements.

                            ACTIVE VOICE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1999

1. INTERIM FINANCIAL STATEMENTS

    The accompanying consolidated financial statements of Active Voice Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month period ended June 30, 1999 are not necessarily indicative of future financial results.

    Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended March 31, 1999.

2. INVENTORIES

    Inventories are comprised of the following (in thousands):

                                                                           JUNE 30,     MARCH 31,
                                                                             1999         1999
                                                                          -----------  -----------
Computer equipment......................................................   $   2,849    $   3,049
Custom component parts..................................................       1,458        1,918
Supplies................................................................         842          957
                                                                          -----------  -----------
                                                                           $   5,149    $   5,924
                                                                          -----------  -----------
                                                                          -----------  -----------

3. COMPREHENSIVE INCOME

    Total comprehensive income (loss) was $9,883,000 and $(1,021,000) for the three month periods ended June 30, 1999 and 1998, respectively.

4. SALE OF TECHNOLOGY ASSETS

    On June 30, 1999, the Company sold real-time Internet communications technology and related assets for $18 million, net of $1,496,000 in related costs. None of the Company's current or historical revenues were attributable to the sold technology. In connection with the sale, six of the Company's employees joined the staff of the acquiring company. The Company licensed back certain rights to the technology from the acquirer for use in conjunction with enterprise unified messaging, voice processing and real-time call handling.

5. IMPAIRMENT OF STRATEGIC INVESTMENT

    During the quarter ended June 30, 1999, the Company recorded a $1.2 million impairment loss on a strategic investment. The loss represented the Company's entire investment in a small hardware vendor. The impairment was recorded due to the uncertain financial viability of the vendor and the Company's decision to evaluate alternate sources for the components supplied by the vendor.

6. FINANCING AGREEMENT

    On May 5, 1999, the Company entered into an Investment Agreement with a significant customer which provided up to a $6.5 million borrowing commitment to the Company in exchange for a stock purchase warrant for 500,000 shares of the Company's common stock at a price of $13.00 per share. In connection with signing the agreement, the Company took an initial advance of $4.0 million. Borrowings under the note portion of the agreement bear interest at a rate of 7.8% and are due on May 5, 2002, but may be repaid at any time subsequent to May 5, 2000. The Company has classified the note balance as a current liability based on its anticipated repayment schedule. The Company valued the warrant portion of the agreement using the Black-Scholes option-pricing model. The estimated warrant value of $0.9 million was recorded as debt issuance cost, included in other long-term assets and is being amortized into interest expense over the life of the agreement.

7. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except shares and per share data):

                                                                                           JUNE 30,    JUNE 30,
                                                                                             1999        1998
                                                                                          ----------  ----------
Numerator:
Net income (loss):......................................................................  $    9,854  $   (1,020)
                                                                                          ----------  ----------
                                                                                          ----------  ----------
Denominator:
Denominator for basic earnings (loss) per share--weighted average shares................   4,585,246   4,664,492
Effect of dilutive securities:
  Stock purchase warrant................................................................      23,467
  Stock options.........................................................................     107,845
                                                                                          ----------  ----------
Denominator for diluted earnings (loss) per share--adjusted weighted average shares.....   4,716,558   4,664,492
                                                                                          ----------  ----------
                                                                                          ----------  ----------
Basic earnings (loss) per share:........................................................  $     2.15  $    (0.22)
                                                                                          ----------  ----------
                                                                                          ----------  ----------
Diluted earnings (loss) per share:......................................................  $     2.09  $    (0.22)
                                                                                          ----------  ----------
                                                                                          ----------  ----------

    The calculation of diluted earnings per share for the three months ended June 30, 1998 did not include the effect of 35,368 weighted average shares from outstanding stock options as their inclusion would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Active Voice Corporation (the Company) is a leading manufacturer of PC-based voice processing systems and computer-telephone integration (CTI) products. The Company's products are sold worldwide through a network of independent telecommunications dealers, telephone equipment manufacturers and computer resellers. The Company currently markets six principal products: Unity, Repartee, Replay Plus, Replay, Lingo and InSwitch. Unity, the Company's most recent product introduction, offers fully unified messaging, including single point administration for e-mail, voice mail and fax mail user accounts, address and distribution lists, and network configuration for the Microsoft Exchange Server. Repartee, the Company's well established mid-market product comes in two versions, CTI and VP. In addition, Repartee serves as the base for TeLANophy, a suite of the Company's CTI modules which provides complete call management and integrated messaging capabilities. Replay Plus offers most of the voice processing features found in Repartee with the exception of the CTI functionality. The Company's Replay product provides basic voice processing features at a price point attractive to the small business market. Lingo offers all basic voice processing features in a single proprietary hardware unit, and is an affordable solution for small businesses as it does not utilize PC hardware and requires minimal dealer effort in its installation. InSwitch, available only to the Company's strategic partners, combines Active Voice software with a board that incorporates directly into the phone switch, offering a less expensive alternative than a traditional PC-based voice mail system.

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

RESULTS OF OPERATIONS

NET SALES

THREE MONTHS ENDED JUNE 30,                                           1999       1998       CHANGE
-----------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Net sales.........................................................  $  18,176  $  13,404        35.6%
-----------------------------------------------------------------------------------------------------

    Net sales to the Company's Americas dealer network during the quarter ended June 30, 1999 increased by 20% from the comparable period in the prior fiscal year. Net sales to the Americas dealers represented 50% of total net sales for the three months ended June 30, 1999 compared to 56% of total net sales for the three months ended June 30, 1998. The increase in net sales in the Americas dealer channel was primarily attributable to revenues associated with the Company's Year 2000 (Y2K) program, which provides discounts to dealers who upgrade their customers' non-Y2K compliant systems to current software versions and hardware platforms. The release of the Company's Unity product in late March 1999 also contributed to the increase in net sales. Initial demand for Unity within the Americas dealer channel has exceeded management's expectations; however, Unity revenues were less than 5% of total net sales during the quarter ended June 30, 1999.

    Net sales to the corporate sales channel increased by 52% for the three months ended June 30, 1999 over the comparable period in the prior fiscal year. Net sales to corporate sales customers represented 30% and 26% of total net sales for the three month periods ended June 30, 1999 and 1998, respectively. The majority of the increase in corporate sales is attributable to increased unit sales of the InSwitch products. The Company plans to release the Unity product to the first two corporate sales customers during the quarter ended September 30, 1999. The Company's largest corporate customer accounted for approximately 71% of total corporate sales and approximately 21% of total net sales during the three months ended June 30, 1999.

    Net sales to international customers increased by 65% during the three months ended June 30, 1999 in comparison to the prior year same quarter. International sales represented 16% of total net sales for the three month period ended June 30, 1999 and 14% of total net sales for the three month period ended June 30, 1998. The increase in net sales to the international channel can be primarily attributed to Europe, where unit sales of the Company's Replay and Replay Plus products have increased with the introduction of localized versions and the Lingo product has been successfully introduced to the UK market.

    Other revenue increased 43% on a year over year basis and made up 4% of the Company's total net sales in each of the quarters ended June 30, 1999 and 1998. Other revenue primarily represents sales of Visual Basic-based voice application tools through the Company's majority-owned Pronexus subsidiary.

GROSS MARGIN

THREE MONTHS ENDED JUNE 30,                                           1999       1998       CHANGE
-----------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Gross profit......................................................  $  10,045  $   7,474        34.4%
Percentage of net sales...........................................      55.3%      55.8%
-----------------------------------------------------------------------------------------------------

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

    The increase in revenue from the Company's Y2K upgrade program has reduced the overall gross margin percentage in the three month period ended June 30, 1999 in comparison to the comparable period in the prior fiscal year. The PC hardware components of the Company's products carry a lower gross margin percentage, and the PC hardware components account for a greater percentage of Y2K program sales than in the Company's other business. The higher gross margin contribution from InSwitch sales in the strategic partner channel has mitigated the overall decline in gross margin.

RESEARCH AND DEVELOPMENT

THREE MONTHS ENDED JUNE 30,                                           1999       1998       CHANGE
-----------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Research and development..........................................  $   4,144  $   3,330        24.4%
Percentage of net sales...........................................      22.8%      24.8%
-----------------------------------------------------------------------------------------------------

    The increase in research and development expenses between the three month periods ended June 30, 1999 and 1998, were attributable to an increase in compensation-related costs associated with additional engineering and development personnel and higher engineering salaries due to the competitive nature of the labor market and the Company's effort to attract and retain skilled employees. The increase in engineering personnel is attributable to the Company's development of Unity, the Company's Windows NT-based product, as well as to the addition of Quality Assurance staff leading up to the release of Unity in March 1999. The Company also continues to allocate resources to the localization of products for international markets and customization of products for strategic partner accounts.

    The Company believes that in order to remain competitive in a rapidly changing technological environment, it will continue to be necessary to allocate significant resources to the development of new products, globalization of products for international markets and customization of products for strategic partners. With the general release of Unity accomplished in March 1999, the Company expects the growth rate of research and development expenditures to slow in comparison to the last two years and that these expenses as a percentage of sales will vary from period to period.

SALES AND MARKETING

THREE MONTHS ENDED JUNE 30,                                                              1999       1998      CHANGE
----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Sales and marketing..................................................................  $   5,108  $   3,986      28.1%
Percentage of net sales..............................................................      28.1%      29.7%
----------------------------------------------------------------------------------------------------------------------

    The increase in sales and marketing expenses during the three month period ended June 30, 1999 over the comparable period in the prior fiscal year was primarily attributable to increased compensation-related expenses associated with growth in sales and marketing personnel and higher commission expense due to increased sales levels. The Company's annual sales meeting was held during the first quarter of fiscal 2000 as compared to the second quarter of fiscal 1999, which also contributed to the year over year increase in sales and marketing expenses. The increase in unit sales volume has also caused expenses to be higher when compared to the prior year, as more resources have been devoted to supporting a larger number of systems operating in the field. Sales and marketing expenses include both costs that are essentially fixed as well as costs that vary relative to sales volume and thus can be expected to fluctuate both in dollar amount and as a percentage of net sales from period to period.

GENERAL AND ADMINISTRATIVE

THREE MONTHS ENDED JUNE 30,                                                              1999       1998      CHANGE
----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
General and administrative...........................................................  $   2,014  $   1,857       8.5%
Percentage of net sales..............................................................      11.1%      13.9%
----------------------------------------------------------------------------------------------------------------------

    The increase in general and administrative expenses between comparable periods was primarily attributable to increased compensation-related expenses due to additional general and administrative personnel and higher salary levels. Internal use software licenses and legal costs also contributed to the year over year increase in expenses. Lower consulting expenses for recruiting and information systems maintenance during the three months ended June 30, 1999 in comparison to the prior year reduced the overall increase in expenses. General and administrative expenses, being relatively fixed in nature, can be expected to fluctuate as a percentage of net sales from period to period.

INTEREST EXPENSE AND INTEREST INCOME

THREE MONTHS ENDED JUNE 30,                                                               1999       1998      CHANGE
-----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Interest expense......................................................................       $(68) $     (20)      240%
Interest income.......................................................................        $59  $     167     (64.7%)
-----------------------------------------------------------------------------------------------------------------------

    The increase in interest expense between the three month periods ended June 30, 1999 and 1998 is primarily attributable to $4.0 million advanced under a borrowing agreement with a significant customer. The decrease in interest income during the three month period ended June 30, 1999 in comparison to the corresponding period in the prior fiscal year was primarily attributable to lower average invested cash and marketable security balances. The $18.0 million sale of technology assets described below occurred on

June 30, 1999 and as such did not significantly impact interest income for the quarter ended June 30, 1999. Refer to "Liquidity and Capital Resources."

GAIN ON SALE OF TECHNOLOGY ASSETS AND IMPAIRMENT OF STRATEGIC INVESTMENT

    On June 30, 1999, the Company sold real-time Internet communications technology and related assets for $18 million. Legal and compensation costs associated with the transaction were approximately $1.5 million, resulting in a $16.5 million gain. None of the Company's current or historical revenues were attributable to the sold technology. In connection with the sale, six of the Company's employees joined the staff of the acquiring company.

    During the quarter ended June 30, 1999, the Company recorded a $1.2 million impairment loss on a strategic investment. The loss represented the Company's entire investment in a small hardware vendor. The impairment was recorded due to the uncertain financial viability of the vendor and the Company's decision to evaluate alternate sources for the components supplied by the vendor.

INCOME TAX PROVISION

THREE MONTHS ENDED JUNE 30,                                                         1999       1998       CHANGE
------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Income tax benefit (provision)..................................................  $  (4,163)      $533     (881.1%)
Effective tax rate..............................................................      29.5%      34.3%
------------------------------------------------------------------------------------------------------------------

    Variations in the customary relationship between the income tax benefit (provision) and the statutory income tax rate of 34% result from certain non-deductible expenses, tax exempt investment income, research and development tax credits, and the benefit provided by the Company's foreign sales corporation. The Company expects the effective tax rate to fluctuate in the future due to varying operating results and the impact of changing research and development tax credits, tax exempt investment income, and foreign sales corporation benefits as a percentage of taxable income. In addition, the Company anticipates that it may fall under the jurisdiction of additional taxing authorities as its operations expand into new geographical areas.

    The Company's effective tax rate for the quarter ended June 30, 1999 was 29.5% compared to a benefit rate (as a result of the pretax loss) of 34.3% for the quarter ended June 30, 1998. During the quarter ended June 30, 1999, the Company utilized its net operating loss (NOL) carryforward from the prior year, resulting in a reduced effective tax rate. Due to the taxable income generated by the sale of technology assets described above, the Company reversed the valuation allowance of $885,000 on deferred tax assets that was recorded during the prior year which reduced the effective tax rate for the quarter by 3.6%.

NET INCOME AND EARNINGS PER SHARE

THREE MONTHS ENDED JUNE 30,                                                        1999       1998        CHANGE
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss)..............................................................  $   9,854  $  (1,020)    (1,066.1%)
Percentage of net sales........................................................      54.2%      (7.6%)
Earnings (loss) per share:
  Basic........................................................................  $    2.15  $   (0.22)    (1,077.3%)
  Diluted......................................................................  $    2.09  $   (0.22)    (1,050.0%)
-------------------------------------------------------------------------------------------------------------------

    The net income and earnings per share for the three month period ended June 30, 1999 in comparison to the net loss and loss per share for the corresponding period in the prior fiscal year were primarily attributable to the gain associated with the sale of technology assets described above. In addition, operating results before one-time items improved as revenue growth exceeded growth in operating expenses. The number of common and common equivalent shares outstanding was comparable in the three month periods ended June 30, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents, and marketable securities increased to $23.6 million or 42% of total assets at June 30, 1999 from $4.5 million or 12% of total assets at March 31, 1999. The increase is due primarily to the $18 million proceeds from the sale of technology assets described above and to a lesser extent, a $4 million advance received under a borrowing agreement between the Company and a significant customer (see below). Cash flow used in operations totaled $3.3 million during the three months ended June 30, 1999. The Company had net working capital of $29.7 million at June 30, 1999.

    Accounts receivable, net of allowances, increased to $14.2 million at June 30, 1999 from $13.6 million at March 31, 1999. The increase in accounts receivable balances was due to higher net sales in the three months ended June 30, 1999 compared to net sales in the three months ended March 31, 1999. Days' sales outstanding at June 30, 1999 declined approximately 3% from March 31, 1999 to 72 days. Inventory decreased to $5.1 million at June 30, 1999 from $5.9 million at March 31, 1999, reflecting the Company's continued efforts to efficiently manage component stocking levels.

    The Company made $300,000 in capital expenditures during the three months ended June 30, 1999, compared to $900,000 during the comparable period of the prior fiscal year. The majority of the capital expenditures during the nine months ended December 31, 1998 consisted of computer hardware and software used to augment the Company's information systems infrastructure, as well as additions and upgrades of computer equipment for employees. The Company currently has no specific commitments with respect to additional capital expenditures during the remainder of fiscal 1999, but expects to spend an aggregate of approximately $3.5 million for the year.

    The Company has a $10,000,000 revolving credit line from a bank for financing working capital. The line of credit is secured by the Company's investment portfolio and expires on June 30, 2000. The Company had approximately $500,000 of borrowings outstanding under the line of credit at June 30, 1999. In addition, the Company has a $6.5 million borrowing commitment from a significant customer. Borrowings under the agreement are due on May 5, 2002 and may be repaid any time beginning May 5, 2000. At June 30, 1999, $4.0 million was outstanding under this agreement. In connection with this agreement, the Company issued warrants to purchase 500,000 shares of common stock at $13.00 per share.

    The Company believes that ongoing maturity of securities in its investment portfolio, together with cash flow from operations, and the financing arrangements described above will provide sufficient resources to finance operations for at least the next year.

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

    The Company has been served with three class action lawsuits, one each in Alabama, Indiana and Massachusetts state courts, related to the alleged inability of the Company's products prior to Repartee 7.44 to function properly with respect to the year 2000. The plaintiffs in the suits seek to require the Company to remedy the alleged defect in these products and also seek damages. The Company has filed its answer in the suits in Alabama and Massachusetts. The Company believes that the claims stated in the cases are without merit, that the cases are not appropriate for class action, and the Company intends to defend itself vigorously. However, due to the preliminary status of the proceedings, it is not possible to predict the ultimate outcome of the cases or their financial impact on the Company.

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

    - Risks that the Company, its suppliers, or its customers do not address any year 2000 readiness issues in a timely or effective manner. See "Year 2000
      (Y2K)" above.

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

                           PART II. OTHER INFORMATION

ITEM 2(D).  CHANGES IN SECURITIES AND USE OF PROCEEDS

    At March 31, 1999 the Company had remaining net proceeds from its December 1993 initial public offering of $913,000. During the quarter ended June 30, 1999, the Company used $913,000 to fund its operating loss, leaving no remaining net proceeds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits
           10.1 Amendment to Line of Credit Agreement dated June 21, 1999.
           27.1 Financial Data Schedule
(b)        Reports on Form 8-K
           The Company filed a Form 8-K regarding an investment agreement and master purchase agreement with a significant customer on May 14, 1999.
           The Company filed a Form 8-K regarding the sale of technology assets on July
           7, 1999 and amended this filing with a Form 8-K/A filed on August 16, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Active Voice Corporation
                                (Registrant)

Date: August 13, 1999           By:  /s/ JOSE S. DAVID
                                     -----------------------------------------
                                     Jose S. David
                                     CHIEF FINANCIAL OFFICER
                                     Signing on behalf of registrant and
                                     as principal financial officer