Form 10-Q
period 1999-09-30
ACTIVE VOICE CORP
filed 1999-11-12
CIK 869554

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

FOR THE QUARTER ENDED SEPTEMBER 30, 1999         COMMISSION FILE NUMBER 0-22804

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             OUTSTANDING AT
          CLASS             NOVEMBER 1, 1999
Common Stock, No Par Value     4,656,678

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ACTIVE VOICE CORPORATION
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                     INDEX

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)...............      3

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.....................................      8

PART II--OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security
             Holders........................................     16

    Item 6.   Exhibits and Reports on Form 8-K..............     16

SIGNATURE PAGE..............................................     17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ACTIVE VOICE CORPORATION

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                    ---------------------   ---------------------
                                                      1999        1998        1999        1998
                                                    ---------   ---------   ---------   ---------
Net sales.........................................  $  20,531   $  14,301   $  38,707   $  27,705
Cost of goods sold................................      8,454       6,619      16,585      12,549
                                                    ---------   ---------   ---------   ---------
Gross profit......................................     12,077       7,682      22,122      15,156
Operating expenses:
  Research and development........................      3,833       3,271       7,977       6,601
  Sales and marketing.............................      5,641       4,210      10,749       8,196
  General and administrative......................      2,353       2,235       4,367       4,092
                                                    ---------   ---------   ---------   ---------
    Total operating expenses......................     11,827       9,716      23,093      18,889
                                                    ---------   ---------   ---------   ---------
Operating income (loss)...........................        250      (2,034)       (971)     (3,733)
Interest expense..................................       (191)        (13)       (259)        (33)
Interest income...................................        278          73         337         240
Impairment of strategic investment................                             (1,169)
Gain on sale of technology assets.................                             16,504
                                                    ---------   ---------   ---------   ---------
Income (loss) before income taxes and minority
  interest........................................        337      (1,974)     14,442      (3,526)
Income tax benefit (provision)....................       (101)        677      (4,264)      1,210
Minority interest in (earnings) loss of
  consolidated subsidiary.........................        (43)          2        (131)          1
                                                    ---------   ---------   ---------   ---------
Net income (loss).................................  $     193   $  (1,295)  $  10,047   $  (2,315)
                                                    =========   =========   =========   =========
Earnings (loss) per share:
  Basic...........................................  $    0.04   $   (0.28)  $    2.18   $   (0.50)
                                                    =========   =========   =========   =========
  Diluted.........................................  $    0.04   $   (0.28)  $    2.09   $   (0.50)
                                                    =========   =========   =========   =========
Shares used in earnings (loss) per share
  calculation:
  Basic...........................................  4,629,071   4,672,419   4,607,158   4,668,456
                                                    =========   =========   =========   =========
  Diluted.........................................  4,892,466   4,672,419   4,804,512   4,668,456
                                                    =========   =========   =========   =========

See notes to consolidated financial statements.

                            ACTIVE VOICE CORPORATION

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                         (IN THOUSANDS, EXCEPT SHARES)

                                                              SEPTEMBER 30,    MARCH 31,
                                                                   1999          1999
                                                              --------------   ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................      $11,788       $ 1,650
  Marketable securities.....................................        6,149         1,113
  Accounts receivable, less allowances......................       15,224        13,622
  Inventories...............................................        4,975         5,924
  Income taxes receivable...................................                        741
  Deferred tax asset........................................        2,225         1,650
  Prepaid expenses and other assets.........................        1,852         3,215
                                                                  -------       -------
      Total current assets..................................       42,213        27,915
  Marketable securities.....................................        2,508         1,701
  Furniture and equipment, net..............................        5,514         4,589
  Other assets..............................................        3,619         4,377
                                                                  -------       -------
      Total assets..........................................      $53,854       $38,582
                                                                  =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $ 2,002       $ 4,983
  Notes payable.............................................        4,112
  Accrued compensation and benefits.........................        2,513         2,500
  Other accrued expenses....................................        2,995         2,186
  Income taxes payable......................................        1,477
                                                                  -------       -------
      Total current liabilities.............................       13,099         9,669

Commitments.................................................

Minority interest...........................................           75           (55)
Stockholders' equity:
  Preferred stock, no par value:
    Authorized shares--2,000,000--none outstanding
  Common stock, no par value:
    Authorized shares--10,000,000
    Issued shares, including repurchased
      shares--4,976,933.....................................       18,490        17,314
  Retained earnings.........................................       23,939        13,907
  Accumulated other comprehensive income....................           27            20
  Less 326,180 repurchased shares (395,153 at March 31,
    1999), at cost..........................................       (1,776)       (2,273)
                                                                  -------       -------
Total stockholders' equity..................................       40,680        28,968
      Total liabilities and stockholders' equity............      $53,854       $38,582
                                                                  =======       =======

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

                            ACTIVE VOICE CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $ 10,047   $ (2,315)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Depreciation and amortization.............................       982        791
  Provisions for accounts receivable........................       192        191
  Deferred income taxes.....................................      (566)        62
  Loss on disposal of equipment.............................         6         14
  Minority interest in earnings (loss) of consolidated
    subsidiary..............................................       131         (1)
  Gain on sale of technology assets.........................   (16,504)
  Changes in operating assets and liabilities:
    Increase in accounts receivable.........................    (1,794)      (287)
    Decrease in inventories.................................       949      2,218
    Decrease (increase) in prepaid expenses and other
      assets................................................     3,648     (3,197)
    Decrease in accounts payable............................    (2,981)    (1,044)
    Increase in other liabilities...........................       853      1,155
                                                              --------   --------
      Net cash used in operating activities.................    (5,037)    (2,413)
INVESTING ACTIVITIES
Proceeds from sale of technology assets.....................    18,000
Proceeds from sale and maturity of marketable securities....       653        718
Purchases of marketable securities..........................    (6,523)
Purchases of furniture and equipment........................    (1,799)    (1,425)
                                                              --------   --------
      Net cash provided by (used in) investing activities...    10,331       (707)
FINANCING ACTIVITIES
Net issuance of short term notes payable....................     4,112      2,076
Repurchase of common stock..................................                 (158)
Proceeds from employee stock option and stock purchase
  plans.....................................................       708        230
                                                              --------   --------
      Net cash provided by financing activities.............     4,820      2,148
Effect of exchange rate changes on cash and cash
  equivalents...............................................        24        (61)
                                                              --------   --------
Increase (decrease) in cash and cash equivalents............    10,138     (1,033)
Cash and cash equivalents at beginning of period............     1,650      1,550
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 11,788   $    517
                                                              ========   ========

See notes to consolidated financial statements.

                            ACTIVE VOICE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1999

1. INTERIM FINANCIAL STATEMENTS

    The accompanying consolidated financial statements of Active Voice Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month and six month periods ended September 30, 1999 are not necessarily indicative of future financial results.

    Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended March 31, 1999.

2. INVENTORIES

    Inventories are comprised of the following (in thousands):

                                                        SEPTEMBER 30,    MARCH 31,
                                                             1999          1999
                                                        --------------   ---------
Computer equipment....................................      $2,349        $3,049
Custom component parts................................       1,626         1,918
Supplies..............................................       1,000           957
                                                            ------        ------
                                                            $4,975        $5,924
                                                            ======        ======

3. COMPREHENSIVE INCOME

    Total comprehensive income (loss) was $170,000 and $(1,365,000) for the three month periods ended September 30, 1999 and 1998, respectively. Total comprehensive income (loss) was $10,054,000 and $(2,386,000) for the six month periods ended September 30, 1999 and 1998, respectively.

4. SUBSEQUENT EVENTS

    On November 5, 1999, the Company's largest customer exercised a warrant and purchased 307,692 shares of the Company's common stock at $13.00 per share. The customer elected to pay the exercise price by canceling the outstanding $4.0 million balance on a related borrowing agreement. The customer retains the right to purchase an additional 192,308 shares at $13.00 per share under the warrant through May 5, 2002. The carrying amount of the debt, net of the unamortized debt issuance cost, will be credited to common stock as of the date of the conversion and no gain or loss will be recognized.

    The Company has previously received communications from Lucent Technologies, Inc. (Lucent) asserting that certain of the Company's products infringed upon Lucent patents. Lucent offered to license its patents in the area of interactive messaging and response products to the Company. The Company evaluated Lucent's claims and concluded that the Company had substantive arguments that its products did not infringe upon the asserted patents. The Company also asserted that certain Lucent products infringed upon the Company's patents. In
October 1999, the Company entered into a cross-licensing agreement with Lucent under which the parties released each other from claims of past infringement and granted each other a five-year license to use the respective patents. The Company paid a one-time fee of $3 million for the release, license and related rights. The Company is currently analyzing the accounting treatment for this payment but expects that a portion of the payment related to prior periods will result in a one-time charge during the quarter ending December 31, 1999. The remaining amount will be accounted for as a prepaid royalty and amortized to cost of goods sold over the remaining term of the license.

5. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except shares and per share data):

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                    ---------------------   ---------------------
                                                      1999        1998        1999        1998
                                                    ---------   ---------   ---------   ---------
Numerator:
Net income (loss).................................  $     193   $  (1,295)  $  10,047   $  (2,315)
                                                    =========   =========   =========   =========
Denominator:
Denominator for basic earnings (loss) per share--
  weighted average shares.........................  4,629,071   4,672,419   4,607,158   4,668,456
Effect of dilutive securities:
  Stock purchase warrant..........................     62,024                  42,746
  Stock options...................................    201,371                 154,608
                                                    ---------   ---------   ---------   ---------
Denominator for diluted earnings (loss) per
  share--adjusted weighted average shares and
  assumed conversions.............................  4,892,466   4,672,419   4,804,512   4,668,456
                                                    =========   =========   =========   =========
Basic earnings (loss) per share:..................  $    0.04   $   (0.28)  $    2.18   $   (0.50)
                                                    =========   =========   =========   =========
Diluted earnings (loss) per share:................  $    0.04   $   (0.28)  $    2.09   $   (0.50)
                                                    =========   =========   =========   =========

    The calculation of diluted earnings per share for the three month and six month periods ended September 30, 1998 did not include the effect of 7,869 and 21,619 weighted average shares from outstanding stock options, respectively, as their inclusion would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Active Voice Corporation (the Company) is a leading manufacturer of PC-based voice processing systems, unified messaging applications and computer-telephone integration (CTI) products. The Company's products are sold worldwide through a network of independent telecommunications dealers, telephone equipment manufacturers and computer resellers. The Company's principal products consist of: Unity, Repartee, Replay Plus, Replay, Lingo and a line of "inswitch" or "embedded" products. Unity, the Company's most recent product introduction, offers fully unified messaging, including single point administration for e-mail, voice mail and fax mail user accounts, address and distribution lists, and network configuration for the Microsoft Exchange Server. Repartee, the Company's well-established mid-market product comes in two versions, CTI and VP. VP offers basic messaging capability while the CTI version serves as the base for TeLANophy, a suite of the Company's CTI modules which provides complete call management and integrated messaging capabilities. The Company's Replay and Replay Plus products provide basic voice processing features at a price point attractive to the small business market. Lingo offers all basic voice processing features in a single proprietary hardware unit, and is an affordable solution for small businesses as it does not utilize PC hardware and requires minimal dealer effort in its installation. Embedded products, available only to certain of the Company's telephone equipment manufacturer partners, combine Active Voice software with third party hardware that is bundled with the phone switch, offering a convenient alternative to a traditional PC-based voice mail system.

FORWARD LOOKING INFORMATION

    CERTAIN STATEMENTS IN THIS QUARTERLY REPORT (FOR EXAMPLE, STATEMENTS USING THE EXPRESSIONS, "THE COMPANY BELIEVES" OR "THE COMPANY ANTICIPATES" AND OTHER SIMILAR STATEMENTS) CONTAIN "FORWARD LOOKING" INFORMATION (AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) INVOLVING RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, PROJECTIONS FOR SALES AND EXPENDITURES, TREND PROJECTIONS AND DEVELOPMENT SCHEDULES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS DISCUSSED IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. INVESTORS ARE ENCOURAGED TO CONSIDER THE RISKS DETAILED IN THOSE FILINGS. THE COMPANY ASSUMES NO OBLIGATION TO RELEASE PUBLICLY ANY CHANGES TO THESE "FORWARD LOOKING STATEMENTS" THAT MAY ARISE FROM THE DEVELOPMENT OF UNANTICIPATED EVENTS OR CIRCUMSTANCES THAT OCCUR AFTER THE DATE OF THE ORIGINAL PROJECTION. (REFER TO THE SECTION ENTITLED "RISK FACTORS AFFECTING FUTURE OPERATING RESULTS" FOR A FURTHER DISCUSSION OF SOME OF THE INVOLVED RISKS AND UNCERTAINTIES.)

RESULTS OF OPERATIONS

NET SALES

                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                           1999       1998      CHANGE      1999       1998      CHANGE
--------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Net sales..............................  $20,531    $14,301      43.6%    $38,707    $27,705      39.7%
--------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 1999

    Net sales to the Company's Americas dealer network during the quarter ended September 30, 1999 increased by 28% from the comparable period in the prior fiscal year. Net sales to the Americas dealers represented 45% of total net sales for the three months ended September 30, 1999 compared to 50% of total net sales for the three months ended September 30, 1998. The increase in net sales in the Americas dealer channel was primarily attributable to revenues associated with the Company's Year 2000 (Y2K) program, which provides discounts to dealers who upgrade their customers' non-Y2K compliant systems to current software versions and hardware platforms. The Company believes that approximately 30% of its installed product base has been upgraded under the program. The Company estimates that Y2K upgrades will begin to decline steadily during the fourth quarter of fiscal year 2000 but is uncertain as to the rate of decline or when the upgrade process will be substantially complete. Unity also contributed to the increase in net sales during the quarter ended September 30, 1999. While interest in Unity continues to exceed management's expectations, revenues accounted for less than 10% of total Americas net sales.

    Net sales to the strategic partner sales channel increased by 72% for the three months ended September 30, 1999 over the comparable period in the prior fiscal year. Net sales to strategic partner customers represented 37% and 31% of total net sales for the three month periods ended September 30, 1999 and 1998, respectively. The majority of the increase in strategic partner sales is attributable to increased unit sales of embedded systems, primarily to the Company's largest customer. The Company released the Unity product to the first two strategic partner customers during the quarter ended September 30, 1999, but revenues from Unity accounted for less than 5% of total strategic partner net sales. The Company's largest strategic partner accounted for approximately 74% of total strategic partner sales and approximately 28% of total net sales during the three months ended September 30, 1999.

    Net sales to international customers increased by 34% during the three months ended September 30, 1999 in comparison to the prior year same quarter. International sales represented 14% of total net sales for the three month period ended September 30, 1999 and 15% of total net sales for the three month period ended September 30, 1998. The increase in net sales to the international channel can be attributed to continued strength in the European market, where unit sales of the Company's Replay and Replay Plus products have increased with the introduction of localized versions and the Lingo product has been successfully introduced to the UK market. The Asia-Pacific region also improved during the three month period ended September 30, 1999 after a prolonged economic downturn.

    Other revenue increased 51% on a year over year basis during the quarter ended September 30, 1999 and represented 4% of the Company's total net sales in both that quarter and the comparable quarter in the prior year. The increase in other revenue is attributable to increased sales of Visual Basic-based voice application tools and custom application design services through the Company's majority-owned Pronexus subsidiary.

SIX MONTHS ENDED SEPTEMBER 30, 1999

    Net sales to the Company's Americas dealer network increased approximately 24% in the six months ended September 30, 1999 over the comparable period in the prior fiscal year. Net sales to the Americas dealer channel represented approximately 47% of total net sales for the six months ended September 30, 1999 compared to approximately 53% of total net sales for the six months ended September 30, 1998. The majority of the increase in net sales was attributable to the Company's Y2K upgrade program discussed above.

    Net sales to the strategic partner sales channel during the six months ended September 30, 1999 increased by approximately 63% from the comparable period in the prior fiscal year. Net sales to strategic partners represented 34% and 29% of total net sales for the six month periods ended September 30, 1999 and 1998, respectively. The increase in net sales to strategic partners was primarily due to increased unit sales of embedded systems. The largest strategic partner customer accounted for approximately 73% of total strategic partner sales and approximately 24% of total net sales during the six months ended September 30, 1999.

    Net sales through the international channel increased by approximately 48% during the six months ended September 30, 1999 from the comparable period in the prior fiscal year. International sales represented 15% and 14% of total net sales for the six month periods ended September 30, 1999 and 1998, respectively. Sales growth was strong in all of the Company's primary international markets, including the UK, where the Lingo product was successfully introduced and Australia where the Company began supplying embedded product to one of its global strategic partners.

    Other revenue increased by 47% during the six months ended September 30, 1999 in comparison to the prior year same period and represented 4% of the Company's total net sales in both periods. The increase in other sales for the six month period ended September 30, 1999 is attributed to increased sales through the Company's Pronexus subsidiary.

GROSS MARGIN

                                               THREE MONTHS
                                                   ENDED                      SIX MONTHS ENDED
                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                              1999       1998      CHANGE      1999       1998      CHANGE
-----------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Gross profit..............................  $12,077     $7,682     57.2%     $22,122    $15,156     46.0%
Percentage of net sales...................    58.8%      53.7%                 57.2%      54.7%
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

    The increase in overall gross margin percentage in the three month and six month periods ended September 30, 1999 in comparison to the comparable periods in the prior fiscal year is primarily attributable to increased sales of software-only embedded product to the Company's strategic partners. Lower PC hardware component costs also contributed to the increase in gross margin percentage. In addition, the Company sold a higher proportion of software under the Y2K upgrade program during the three months ended September 30, 1999 than in previous quarters which also contributed to the gross margin percentage improvement.

RESEARCH AND DEVELOPMENT

                                                  THREE MONTHS
                                                      ENDED                      SIX MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                 1999       1998      CHANGE      1999       1998      CHANGE
--------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Research and development.....................   $3,833     $3,271     17.2%      $7,977     $6,601     20.8%
Percentage of net sales......................    18.7%      22.9%                 20.6%      23.8%
--------------------------------------------------------------------------------------------------------------

    The increases in research and development expenses between the three month and six month periods ended September 30, 1999 and 1998, were attributable to an increase in compensation-related costs. The increased compensation expense was associated with additional engineering and development personnel and higher engineering salaries due to the competitive nature of the labor market and the Company's effort to attract and retain skilled employees. The increase in engineering personnel is attributable to the development of Unity, the Company's Windows NT-based product, as well as to the addition of quality assurance staff leading up to the release of Unity 2.0 in March 1999. The Company's personnel continue to add features and enhance the functionality of the Unity product. The Company also continues to allocate substantial resources to the localization of products for international markets and customization of products for strategic partner accounts.

    The Company believes that in order to remain competitive in a rapidly changing technological environment, it will continue to be necessary to allocate significant resources to the development of new products, globalization of products for international markets and customization of products for strategic partners. With the general release of Unity 2.0 completed in March 1999, the Company expects the growth rate of research and development expenditures to slow in comparison to the last two years and that these expenses as a percentage of sales will vary from period to period.

SALES AND MARKETING

                                                 THREE MONTHS
                                                     ENDED                      SIX MONTHS ENDED
                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                1999       1998      CHANGE      1999       1998      CHANGE
-------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Sales and marketing.........................   $5,641     $4,210     34.0%     $10,749     $8,196     31.1%
Percentage of net sales.....................    27.5%      29.4%                 27.8%      29.6%
-------------------------------------------------------------------------------------------------------------

    The increases in sales and marketing expenses during the three month and six month periods ended September 30, 1999 over the comparable periods in the prior fiscal year were primarily attributable to increased compensation-related expenses associated with growth in sales and marketing personnel and higher commission expense due to increased sales levels. The increase in unit sales volume has also caused expenses to be higher when compared to the prior year, as more resources have been devoted to supporting a larger number of systems operating in the field. Marketing and customer support costs related to the Unity product have also contributed to the increase in sales and marketing expense since the product's introduction. Sales and marketing expenses include both costs that are essentially fixed as well as costs that vary relative to sales volume and thus can be expected to fluctuate both in dollar amount and as a percentage of net sales from period to period.

GENERAL AND ADMINISTRATIVE

                                                  THREE MONTHS
                                                      ENDED                      SIX MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                 1999       1998      CHANGE      1999       1998      CHANGE
--------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
General and administrative...................   $2,353     $2,235      5.3%      $4,367     $4,092      6.7%
Percentage of net sales......................    11.5%      15.6%                 11.3%      14.8%
--------------------------------------------------------------------------------------------------------------

    The increases in general and administrative expense between comparable three month and six month periods were primarily attributable to increased compensation-related expenses due to the hiring of additional general and administrative personnel and higher salary levels and also to higher legal costs, primarily related to intellectual property and contract matters. General and administrative expenses, being relatively fixed in nature, can be expected to fluctuate as a percentage of net sales from period to period.

INTEREST EXPENSE AND INTEREST INCOME

                                                   THREE MONTHS                      SIX MONTHS
                                                       ENDED                            ENDED
                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                  1999       1998      CHANGE      1999       1998      CHANGE
---------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Interest expense..............................   $(191)      $(13)    1,369.2%    $(259)      $(33)     684.8%
Interest income...............................   $ 278       $ 73       280.8%    $ 337       $240       40.4%
---------------------------------------------------------------------------------------------------------------

    The increases in interest expense between the three month and six month periods ended September 30, 1999 and 1998 is primarily attributable to $4.0 million advanced under a borrowing agreement with a significant customer. The increases in interest income during the three month and six month periods ended September 30, 1999 in comparison to the corresponding periods in the prior fiscal year were primarily attributable to higher average invested cash and marketable security balances. Average invested cash and marketable security balances increased due to the $18.0 million sale of technology assets on June 30, 1999 described below. Refer to "Liquidity and Capital Resources."

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

INCOME TAX PROVISION

                                            THREE MONTHS
                                                ENDED                      SIX MONTHS ENDED
                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                           1999       1998      CHANGE      1999       1998      CHANGE
--------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Income tax benefit (provision).........   $(101)     $ 677      (114.9%)  $(4,264)    $1,210     (452.4%)
Effective tax rate.....................   30.0%      34.3%                  29.5%      34.3%
--------------------------------------------------------------------------------------------------------

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

    The Company's effective tax rate for the quarter ended September 30, 1999 was 30.0% compared to a benefit rate (as a result of the pretax loss) of 34.3% for the quarter ended September 30, 1998. During the quarter ended June 30, 1999, the Company utilized its net operating loss (NOL) carryforward from the prior year and the Company reversed the valuation allowance of $885,000 on deferred tax assets due to the taxable income generated by the sale of technology assets described above. The NOL carryforward and the reversal of the deferred tax valuation allowance resulted in an effective tax rate of 29.5% for the six month period ended September 30, 1999 compared to a benefit rate of 34.3% in the comparable prior year period.

NET INCOME AND EARNINGS PER SHARE

                                           THREE MONTHS
                                               ENDED                      SIX MONTHS ENDED
                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                          1999       1998      CHANGE      1999       1998      CHANGE
-------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Net income (loss).....................   $ 193     $(1,295)    (114.9%)  $10,047    $(2,315)    (534.0%)
Percentage of net sales...............    0.9%       (9.1%)                26.0%      (8.4%)
Earnings (loss) per share:
  Basic...............................   $0.04     $ (0.28)    (114.3%)  $  2.18    $ (0.50)    (536.0%)
  Diluted.............................   $0.04     $ (0.28)    (114.3%)  $  2.09    $ (0.50)    (518.0%)
-------------------------------------------------------------------------------------------------------

    The net income and earnings per share for the three month period ended September 30, 1999 in comparison to the net loss and loss per share for the corresponding period in the prior fiscal year were primarily attributable to a greater than 40% increase in net sales combined with an improvement in gross margin percentage from 53.7% to 58.8%. The net income and earnings per share for the six month period ended September 30, 1999 in comparison to the net loss and loss per share for the comparable prior year period were primarily due to the gain associated with the sale of technology assets described above. In addition, operating results before one-time items improved as revenue growth exceeded growth in operating expenses. The numbers of common and common equivalent shares outstanding were comparable in the three month and six month periods ended September 30, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents, and marketable securities increased to $20.4 million or 38% of total assets at September 30, 1999 from $4.5 million or 12% of total assets at March 31, 1999. The increase is due primarily to the $18 million proceeds from the sale of technology assets during the quarter ended June 30, 1999 and to a lesser extent, a $4 million advance received under a borrowing agreement between the Company and a significant customer (see below). Cash flow used in operations totaled
$5.0 million during the six months ended September 30, 1999. The Company had net working capital of $29.1 million at September 30, 1999.

    Accounts receivable, net of allowances, increased to $15.2 million at September 30, 1999 from $13.6 million at March 31, 1999. The increase in accounts receivable balances was due to higher net sales in the three months ended September 30, 1999 compared to net sales in the three months ended March 31, 1999. Days' sales outstanding at September 30, 1999 declined approximately 5% from March 31, 1999 to 70 days. Inventory decreased to $5.0 million at September 30, 1999 from $5.9 million at March 31, 1999, reflecting the Company's continued efforts to efficiently manage component stocking levels.

    The Company made $1.8 million in capital expenditures during the six months ended September 30, 1999, compared to $1.4 million during the comparable period of the prior fiscal year. Approximately $1.0 million of the additions during the six months ended September 30, 1999 represented the Company's investment in a new accounting and manufacturing business system that was implemented on July 1, 1999. The majority of the remaining capital expenditures during the six months ended September 30, 1999 consisted of computer hardware and software used to augment the Company's information systems infrastructure, as well as additions and upgrades of computer equipment for employees. The Company currently has no specific commitments with respect to additional capital expenditures during the remainder of fiscal 2000, but expects to spend an aggregate of approximately $3.0 million for the year.

    The Company has a $10 million revolving credit line from a bank for financing working capital. The line of credit is secured by the Company's investment portfolio and expires on June 30, 2000. The Company had no borrowings outstanding under the line of credit at September 30, 1999. In addition, the Company has a $6.5 million borrowing commitment from a significant customer. Borrowings under the agreement are due on May 5, 2002 and may be repaid any time beginning May 5, 2000. At September 30, 1999, $4.0 million was outstanding under this agreement. In connection with this agreement, the Company issued a warrant to the customer to purchase 500,000 shares of common stock at $13.00 per share. Refer to "Subsequent Events" footnote to consolidated financial statements for additional information.

    The Company believes that ongoing maturity of securities in its investment portfolio, together with cash flow from operations, and the financing arrangements described above will provide sufficient resources to finance its operations for at least the next year.

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

    The Company has also implemented programs to assist customers with older versions of its products in obtaining year 2000 readiness by making software upgrades or replacement hardware available and offering programs for migrations to current product versions. The Company estimates that the costs of creating software patches and administering its upgrade programs for customers will be approximately $400,000, the majority of which has already been incurred. The financial impact to the Company of the development and administration of the upgrade programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. However, the Company is dependent on its customers to take necessary steps, and if any customers do not make necessary modifications, conversions, migrations, or upgrades, it could have a material adverse effect on the Company in the form of legal costs or the loss of customers.

    The Company has been served with three class action lawsuits, one each in Alabama, Indiana and Massachusetts state courts, related to the alleged inability of the Company's Replay, Replay Plus and Repartee products released prior to Repartee 7.44 to function properly with respect to the year 2000. The plaintiffs in the suits seek to require the Company to remedy the alleged defect in these products and also seek damages. The Company has filed its answers in these suits. The Company believes that the claims stated in the cases are without merit, that the cases are not appropriate for class action, and the Company intends to defend itself vigorously. However, due to the preliminary status of the proceedings, it is not possible to predict the ultimate outcome of the cases or their financial impact on the Company.

    The Company has contacted its third-party suppliers to assess and seek reasonable assurances concerning the year 2000 readiness of their products and has contacted its primary suppliers concerning the year 2000 readiness of their internal systems as well. The Company has received assurances from many of its suppliers that their products and services are year 2000 ready, but has concerns that some suppliers may be unable to control their supply chain and may experience year 2000 interruptions. Because the Company has no control over third parties' products, services or internal operations, the Company cannot ensure year 2000 readiness by its suppliers. The Company has developed contingency plans where practicable for third-party suppliers it believes may be at risk, including qualifying alternative suppliers and increasing inventory levels prior to January 2000. Because some products and services are highly proprietary, the Company cannot ensure that acceptable substitutes will be available.

    The Company has also requested and assessed any available information from major customers concerning their internal year 2000 readiness. The Company believes that its major customers are addressing year 2000 issues, but because the Company has no control over third parties' products, services or internal operations, the Company cannot ensure year 2000 readiness by its customers.

    Finally, like all companies in its industry, the Company faces a number of risks and uncertainties presented by the year 2000, including utilities failures, transportation industry failures, the nature of government responses to year 2000 issues, and competition for personnel trained to resolve such issues.

    Assessments of the potential effects of year 2000 issues vary widely among different consultants, commentators, economists, governments and companies, and it is not possible to predict what the actual impact may be. Given this uncertainty, the Company intends to continue its monitoring and planning. The Company believes it is taking the necessary steps to resolve year 2000 issues with respect to matters within its reasonable control. However, the Company may be materially adversely affected if its important suppliers, distribution systems, public services or customers experience significant disruptions due to year 2000 issues.

    Readers are cautioned that forward looking statements contained in this Year 2000 update should be read in conjunction with the Company's disclosures under the following heading.

RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

    Certain statements contained herein are dependent upon numerous factors, circumstances and contingencies. The following factors, while not all inclusive, could cause actual results to differ materially from historical results or those anticipated:

    - Competitive pressure from new entrants to the marketplace, including large software companies and telephone switch manufacturers with greater resources, could adversely affect the Company's business. Introduction of new products by the Company or its competitors and the extent of their success or failure could produce significant fluctuations in market demand for the Company's products. New product introductions by the Company may be delayed, resulting in lost customers or allowing competitors to gain market share.

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

    - As the year 2000 approaches, new or existing customers may slow their purchases of new computer hardware and software, including the Company's products, in order to minimize the risk that such products may cause additional year 2000 problems. Customers may also slow purchases of new computer hardware and software as budgeted resources are allocated to mitigation of year 2000 issues on existing business systems. See also "Year 2000 (Y2K)" above.

    - If the Company experiences delays in shipments (whether due to delays from customers or as a result of the timing of new product introductions by the Company) in a given quarter, or if new order bookings do not meet anticipated levels, substantial fluctuations in operating results will occur. Frequently, these developments may not become apparent to the Company until near or at the end of the quarter. In addition, changes in the product and channel mix, and the timing of customer orders, will continue to affect the variability of quarterly results of operations in future quarters.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders of Active Voice Corporation was held on August 19, 1999. A total of 4,430,606 shares of the Company's common stock were represented in person or by proxy at the meeting, which comprised 96.1% of the total number of shares of the Company's common stock outstanding on July 1, 1999, the record date for the meeting.

    At the meeting, all of the current directors of the Company, namely, Tom A. Alberg, Douglas P. Beighle, Robert C. Greco, Harold H. Kawaguchi, and Robert L. Richmond, were re-elected to serve as directors of the Company until the 2000 Annual Meeting of Shareholders or until their earlier retirement, resignation, or removal. The following table sets forth information regarding the voting in the election for directors:

                                                              VOTES CAST     VOTES
                                                              FOR NOMINEE   WITHHELD
NOMINEE                                                       -----------   --------
Tom A. Alberg...............................................   4,397,081     33,525
Douglas P. Beighle..........................................   4,396,181     34,425
Robert C. Greco.............................................   4,397,010     33,596
Harold H. Kawaguchi.........................................   4,397,081     33,525
Robert L. Richmond..........................................   4,397,010     33,596

    The shareholders approved the proposal to amend the 1996 Employee Stock Purchase Plan. The following table sets forth information regarding the voting on the proposal:

 VOTES CAST       VOTES CAST                    BROKER & OTHER
FOR PROPOSAL   AGAINST PROPOSAL   ABSTENTIONS      NON-VOTES
------------   ----------------   -----------   ---------------
 4,340,572          55,017           19,612         193,490

    The shareholders ratified the appointment of Ernst & Young LLP as the Company's auditors for the fiscal year ending March 31, 2000. The following table sets forth information regarding the voting on the proposal:

 VOTES CAST       VOTES CAST                    BROKER & OTHER
FOR PROPOSAL   AGAINST PROPOSAL   ABSTENTIONS      NON-VOTES
------------   ----------------   -----------   ---------------
 3,867,399          548,214          14,993         178,085

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits
                3.2 Restated Bylaws of Registrant
                10.1 Patent License Agreement between Registrant and Lucent
                Technologies GRL Corporation*
                27.1 Financial Data Schedule
           (b)  Reports on Form 8-K
                The Company filed a Form 8-K regarding the appointment of Frank J. Costa to the Company's board of directors on November 1, 1999.

* Portions of this agreement are omitted pursuant to an application for confidential treatment, under Rule 24b-2 of the Securities Exchange Act of 1934, filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Active Voice Corporation
                                                       (Registrant)

Date: November 12, 1999                                By:  /s/ JOSE S. DAVID
                                                            -----------------------------------------
                                                            Jose S. David
                                                            CHIEF FINANCIAL OFFICER
                                                            Signing on behalf of registrant and
                                                            as principal financial officer