Form 10-Q
period 1999-12-31
ACTIVE VOICE CORP
filed 2000-02-14
CIK 869554

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

FOR THE QUARTER ENDED DECEMBER 31, 1999           COMMISSION FILE NUMBER 0-22804

                            ------------------------

                            ACTIVE VOICE CORPORATION

             (Exact name of registrant as specified in its charter)

              WASHINGTON                                    91-123511
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

     2901 THIRD AVENUE, SUITE 500                           98121-9800
          SEATTLE, WASHINGTON                               (zip code)
    (Address of principal executive
               offices)

                                 (206) 441-4700
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                OUTSTANDING
                    CLASS                                   AT FEBRUARY 1, 2000
         Common Stock, No Par Value                              5,111,695

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ACTIVE VOICE CORPORATION
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1999
                                     INDEX

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)...............      3

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.....................................      9

PART II--OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K...............     18

SIGNATURE PAGE..............................................     19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ACTIVE VOICE CORPORATION

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        DECEMBER 31,            DECEMBER 31,
                                                    ---------------------   ---------------------
                                                      1999        1998        1999        1998
                                                    ---------   ---------   ---------   ---------
Net sales.........................................  $  22,170   $  16,629   $  60,877   $  44,334
Cost of goods sold................................      9,088       8,127      25,673      20,676
                                                    ---------   ---------   ---------   ---------
Gross profit......................................     13,082       8,502      35,204      23,658

Operating expenses:
  Research and development........................      3,760       3,568      11,737      10,169
  Sales and marketing.............................      6,333       4,440      17,082      12,636
  General and administrative......................      2,388       2,014       6,755       6,106
  License fee.....................................      2,521                   2,521
                                                    ---------   ---------   ---------   ---------
    Total operating expenses......................     15,002      10,022      38,095      28,911
                                                    ---------   ---------   ---------   ---------
Operating loss....................................     (1,920)     (1,520)     (2,891)     (5,253)

Interest expense..................................        (75)        (17)       (334)        (50)
Interest income...................................        257          49         594         289
Impairment of strategic investment................                             (1,169)
Gain on sale of technology........................                             16,504
                                                    ---------   ---------   ---------   ---------
Income (loss) before income taxes and minority
  interest........................................     (1,738)     (1,488)     12,704      (5,014)

Income tax benefit (provision)....................        569          39      (3,695)      1,249
Minority interest in earnings of consolidated
  subsidiary......................................         (5)        (41)       (136)        (40)
                                                    ---------   ---------   ---------   ---------
Net income (loss).................................  $  (1,174)  $  (1,490)  $   8,873   $  (3,805)
                                                    =========   =========   =========   =========

Earnings (loss) per share:
  Basic...........................................  $   (0.24)  $   (0.32)  $    1.89   $   (0.82)
                                                    =========   =========   =========   =========
  Diluted.........................................  $   (0.24)  $   (0.32)  $    1.76   $   (0.82)
                                                    =========   =========   =========   =========

Shares used in earnings (loss) per share
  calculation:
  Basic...........................................  4,874,296   4,629,223   4,696,204   4,655,378
                                                    =========   =========   =========   =========
  Diluted.........................................  4,874,296   4,629,223   5,034,962   4,655,378
                                                    =========   =========   =========   =========

                See notes to consolidated financial statements.

                            ACTIVE VOICE CORPORATION

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,   MARCH 31,
                                                                  1999         1999
                                                              ------------   ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 5,557      $ 1,650
  Marketable securities.....................................       6,479        1,113
  Accounts receivable, less allowances......................      13,470       13,622
  Inventories...............................................       8,978        5,924
  Income taxes receivable...................................         874          741
  Deferred tax asset........................................       2,223        1,650
  Prepaid expenses and other assets.........................       1,736        3,215
                                                                 -------      -------
    Total current assets....................................      39,317       27,915

Marketable securities.......................................       3,708        1,701
Furniture and equipment, net................................       5,870        4,589
Other assets................................................       3,029        4,377
                                                                 -------      -------
    Total assets............................................     $51,924      $38,582
                                                                 =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 2,559      $ 4,983
  Accrued compensation and benefits.........................       3,033        2,500
  Other accrued expenses....................................       1,858        2,186
                                                                 -------      -------
    Total current liabilities...............................       7,450        9,669

Commitments

Minority interest...........................................          81          (55)

Stockholders' equity:
  Preferred stock, no par value:
    Authorized shares--2,000,000--none outstanding
  Common stock, no par value:
    Authorized shares--10,000,000
    Issued shares, including repurchased shares--5,059,780
      (4,976,933 at March 31, 1999).........................      21,595       17,314
  Retained earnings.........................................      22,765       13,907
  Accumulated other comprehensive income....................          33           20
  Less 395,153 repurchased shares at March 31, 1999, at
    cost....................................................                   (2,273)
                                                                 -------      -------
Total stockholders' equity..................................      44,393       28,968

    Total liabilities and stockholders' equity..............     $51,924      $38,582
                                                                 =======      =======

------------------------

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

                            ACTIVE VOICE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $  8,873   $(3,805)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Depreciation and amortization.............................     1,505     1,260
  Provisions for accounts receivable........................       225       269
  Deferred income taxes.....................................      (553)       62
  Loss on disposal of equipment.............................         6        17
  Minority interest in earnings of consolidated
    subsidiary..............................................       136        40
  Gain on sale of technology................................   (16,504)
  Changes in operating assets and liabilities:
    Increase in accounts receivable.........................       (73)     (844)
    Decrease (increase) in inventories......................    (3,054)    3,861
    Decrease (increase) in prepaid expenses and other
      assets................................................     2,674    (3,471)
    Decrease in accounts payable............................    (2,424)   (1,552)
    Increase (decrease) in other liabilities................      (783)    1,858
                                                              --------   -------
      Net cash used in operating activities.................    (9,972)   (2,305)

INVESTING ACTIVITIES
Proceeds from sale of technology............................    18,000
Proceeds from sale and maturity of marketable securities....       909     3,629
Purchases of marketable securities..........................    (8,340)
Purchases of furniture and equipment........................    (2,621)   (2,243)
                                                              --------   -------
      Net cash provided by investing activities.............     7,948     1,386

FINANCING ACTIVITIES
Net issuance of short term notes payable....................                 173
Repurchase of common stock..................................                (800)
Proceeds from exercise of stock purchase warrant............     4,000
Proceeds from employee stock option and stock purchase
  plans.....................................................     1,880       348
                                                              --------   -------
      Net cash provided by (used in) financing activities...     5,880      (279)

Effect of exchange rate changes on cash and cash
  equivalents...............................................        51       (10)
                                                              --------   -------
Increase (decrease) in cash and cash equivalents............     3,907    (1,208)
Cash and cash equivalents at beginning of period............     1,650     1,550
                                                              --------   -------
Cash and cash equivalents at end of period..................  $  5,557   $   342
                                                              ========   =======

                See notes to consolidated financial statements.

                            ACTIVE VOICE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               DECEMBER 31, 1999

1. INTERIM FINANCIAL STATEMENTS

    The accompanying consolidated financial statements of Active Voice Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month and nine month periods ended December 31, 1999 are not necessarily indicative of future financial results.

    Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended March 31, 1999.

2. REVENUE RECOGNITION POLICY

    The Company's revenues primarily consist of system sales and software licenses. System sales typically include both software and hardware components. Software licenses consist of software applications that operate on industry standard hardware that is available from the Company and other vendors. Revenue from system sales and software licenses is recognized upon shipment of the product to the customer. The Company accrues estimated costs of no charge telephone support to customers, which are not significant to the individual sale and typically provided within one month from the date of shipment, as the related revenues are recognized. The Company does not offer unspecified upgrades or enhancements to its products. Revenue from training services is not significant and is recognized as the related services are provided.

    The Company allows product returns without charge within the initial thirty days following the date of sale and provides an allowance for estimated returns based on historical experience. The Company offers a one-year warranty on its software products. As the cost of software replacement under the warranty is not significant, the Company does not provide for future warranty claims.

3. INVENTORIES

    Inventories are comprised of the following (in thousands):

                                                 DECEMBER 31, 1999   MARCH 31, 1999
                                                 -----------------   --------------
Computer equipment.............................       $6,910             $3,049
Custom component parts.........................        1,211              1,918
Supplies.......................................          857                957
                                                      ------             ------
                                                      $8,978             $5,924
                                                      ======             ======

4. COMPREHENSIVE INCOME

    Total comprehensive loss was $(1,169,000) and $(1,448,000) for the three month periods ended December 31, 1999 and 1998, respectively. Total comprehensive income (loss) was $8,886,000 and $(3,833,000) for the nine month periods ended December 31, 1999 and 1998, respectively.

                            ACTIVE VOICE CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                               DECEMBER 31, 1999

5. LICENSE FEE

    During the spring of 1996, the Company received communication from Lucent Technologies, Inc. (Lucent) asserting that certain of the Company's products infringed nine Lucent patents. Lucent offered to license these patents in the area of interactive messaging and response to the Company. The Company evaluated Lucent's claims and concluded that the Company had substantive arguments that its products did not infringe upon the asserted patents. The Company also asserted that certain Lucent products infringed upon the Company's patents in the area of computer telephony integration. In October 1999, in an attempt to avoid costly litigation and distraction of the Company's management, the Company entered into a cross-licensing agreement under which the parties released each other from claims of past infringement and granted each other a five year license to use the respective patents.

    Based on an assessment of the age and use of the technology of the underlying Lucent patents, the related claims by Lucent and the Company's recent revenue composition, the Company estimated that $2.5 million of the net settlement was attributable to the release from claims relating to prior periods. The remaining balance of $0.5 million was estimated to be attributable to the five year license to use the Lucent patents, net of the estimated value of the Company's patented technology being licensed to Lucent. Accordingly, the $2.5 million has been recognized as a License Fee in the quarter ended
December 31, 1999. The remaining balance of $0.5 million is capitalized as other long-term assets and will be amortized on a straight-line basis as cost of goods sold over the estimated remaining useful life of three years.

6. SUBSEQUENT EVENTS

    On January 28, 2000 the Company entered into a Stock Acquisition Agreement to acquire privately-held PhoneSoft Inc. in exchange for 85,083 shares of the Company's common stock. PhoneSoft is a provider of computer telephony software and technology and has developed unified messaging applications that provide voice mail and auto-attendant functionality in the Lotus Notes/Domino environment. In connection with the acquisition, the employees of PhoneSoft will join the company. The Company is in the process of determining the appropriate method of accounting for the acquisition.

                            ACTIVE VOICE CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                               DECEMBER 31, 1999

7. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share
(in thousands, except shares and per share data):

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        DECEMBER 31,            DECEMBER 31,
                                                    ---------------------   ---------------------
                                                      1999        1998        1999        1998
                                                    ---------   ---------   ---------   ---------
Numerator:
Net income (loss).................................  $  (1,174)  $  (1,490)  $   8,873   $  (3,805)
                                                    =========   =========   =========   =========
Denominator:
Denominator for basic earnings (loss) per share-
  weighted average shares.........................  4,874,296   4,629,223   4,696,204   4,655,378

Effect of dilutive securities:
  Stock purchase warrant..........................                             70,925
  Stock options...................................                            267,833
                                                    ---------   ---------   ---------   ---------
Denominator for diluted earnings (loss) per share-
  adjusted weighted average shares and assumed
  conversions.....................................  4,874,296   4,629,223   5,034,962   4,655,378
                                                    =========   =========   =========   =========
Basic earnings (loss) per share:..................  $   (0.24)  $   (0.32)  $    1.89   $   (0.82)
                                                    =========   =========   =========   =========
Diluted earnings (loss) per share:................  $   (0.24)  $   (0.32)  $    1.76   $   (0.82)
                                                    =========   =========   =========   =========

    The calculation of diluted earnings per share for the three month period ended December 31, 1999 did not include the effect of 621,567 weighted average shares from outstanding stock options and a stock purchase warrant as their inclusion would have been antidilutive. The calculation of diluted earnings per share for the three month and nine month periods ended December 31, 1998 did not include the effect of 1,750 and 14,996 weighted average shares from outstanding stock options, respectively, as their inclusion would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Active Voice Corporation (the Company) is a leading manufacturer of PC-based voice processing systems, unified messaging applications and computer-telephone integration (CTI) products. The Company's products are sold worldwide through a network of independent telecommunications dealers, telephone equipment manufacturers and computer resellers. The Company's principal products consist of: Unity, Repartee, Replay Plus, Replay, Lingo and a line of "inswitch" or "embedded" products. Unity, the Company's most recent product introduction, offers unified messaging, including single point administration for e-mail, voice mail and fax mail user accounts, address and distribution lists, and network configuration for the Microsoft Exchange Server. Repartee, the Company's well-established mid-market product comes in two versions, CTI and VP. VP offers basic messaging capability while the CTI version serves as the base for TeLANophy, a suite of the Company's CTI modules which provides call management and integrated messaging capabilities. The Company's Replay and Replay Plus products provide basic voice processing features at a price point attractive to the small business market. Lingo offers basic voice processing features in a single proprietary hardware unit, and is an affordable solution for small businesses as it does not utilize PC hardware and requires minimal dealer effort in its installation. Embedded products, available only to certain of the Company's telephone equipment manufacturer partners, combine Active Voice software with third party hardware that is bundled with the phone switch, offering a convenient alternative to a traditional PC-based voice mail system.

FORWARD LOOKING INFORMATION

    CERTAIN STATEMENTS IN THIS QUARTERLY REPORT (FOR EXAMPLE, STATEMENTS USING THE EXPRESSIONS, "THE COMPANY BELIEVES" OR "THE COMPANY ANTICIPATES" AND OTHER SIMILAR STATEMENTS) CONTAIN "FORWARD LOOKING" INFORMATION (AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) INVOLVING RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, PROJECTIONS FOR SALES AND EXPENDITURES, TREND PROJECTIONS AND DEVELOPMENT SCHEDULES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS DISCUSSED IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. INVESTORS ARE ENCOURAGED TO CONSIDER THE RISKS DETAILED IN THOSE FILINGS. THE COMPANY ASSUMES NO OBLIGATION TO RELEASE PUBLICLY ANY CHANGES TO THESE "FORWARD LOOKING STATEMENTS" THAT MAY ARISE FROM THE DEVELOPMENT OF UNANTICIPATED EVENTS OR CIRCUMSTANCES THAT OCCUR AFTER THE DATE OF THE ORIGINAL FORWARD-LOOKING STATEMENT. (REFER TO THE SECTION ENTITLED "RISK FACTORS AFFECTING FUTURE OPERATING RESULTS" FOR A FURTHER DISCUSSION OF SOME OF THE INVOLVED RISKS AND UNCERTAINTIES.)

RESULTS OF OPERATIONS

NET SALES

                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                            DECEMBER 31,                     DECEMBER 31,
                                         -------------------              -------------------
                                           1999       1998      CHANGE      1999       1998      CHANGE
                                         --------   --------   --------   --------   --------   --------
(Dollars in thousands)
Net sales..............................  $22,170    $16,629      33.3%    $60,877    $44,334      37.3%

THREE MONTHS ENDED DECEMBER 31, 1999

    Net sales to the Company's Americas dealer network during the quarter ended December 31, 1999 increased by 43% from the comparable period in the prior fiscal year. Net sales to the Americas dealers represented 53% of total net sales for the three months ended December 31, 1999 compared to 49% of total net sales for the three months ended December 31, 1998. The increase in net sales in the Americas dealer channel was primarily attributable to revenues associated with the Company's Year 2000 (Y2K) program, which provides discounts to dealers upgrading their customers' non-Y2K compliant systems to current software versions and hardware platforms. The Company believes that approximately 45-50% of its installed product base has been upgraded under the program. The Company estimates that Y2K upgrades will begin to decline steadily during the fourth quarter of fiscal year 2000 but is uncertain as to the rate of decline or when the upgrade process will be substantially complete. Sales of Unity also contributed to the increase in net sales during the quarter ended December 31, 1999. While interest in Unity continues to exceed management's expectations in the Americas channel, revenues accounted for less than 10% of total Americas net sales.

    Net sales to the strategic partner sales channel increased by 14% for the three months ended December 31, 1999 over the comparable period in the prior fiscal year. Net sales to strategic partner customers represented 26% and 31% of total net sales for the three month periods ended December 31, 1999 and 1998, respectively. The majority of the increase in strategic partner sales is attributable to increased unit sales of Repartee, partially offset by declines in Lingo revenues due to decreased unit volumes. Revenue from Unity also contributed to the increase, although Unity sales accounted for less than 5% of total strategic partner net sales. The Company's largest strategic partner accounted for approximately 72% of total strategic partner sales and approximately 19% of total net sales during the three months ended December 31, 1999.

    Net sales to international customers increased by 34% during the three months ended December 31, 1999 in comparison to the prior year's same quarter. International sales represented 16% of total net sales for both the three month periods ended December 31, 1999 and December 31, 1998. The increase in net sales to the international channel can be attributed to continued strength in the European market, where unit sales of the Company's Repartee, Replay and Replay Plus products have increased with the introduction of localized versions and the Lingo product has been successfully introduced to the UK market.

    Other revenue increased 67% on a year over year basis during the quarter ended December 31, 1999 and represented 5% and 4% of the Company's total net sales in the quarters ended December 31, 1999 and December 31, 1998, respectively. The increase in other revenue is attributable to increased sales of Visual Basic-based voice application tools and custom application design services through the Company's majority-owned Pronexus subsidiary.

NINE MONTHS ENDED DECEMBER 31, 1999

    Net sales to the Company's Americas dealer network increased approximately 31% in the nine months ended December 31, 1999 over the comparable period in the prior fiscal year. Net sales to the Americas dealer channel represented approximately 50% of total net sales for the nine months ended December 31, 1999 compared to approximately 52% of total net sales for the nine months ended December 31, 1998. The majority of the increase in net sales was attributable to the Company's Y2K upgrade program discussed above.

    Net sales to the strategic partner sales channel during the nine months ended December 31, 1999 increased by approximately 44% from the comparable period in the prior fiscal year. Net sales to strategic partners represented 31% and 29% of total net sales for the nine month periods ended December 31, 1999 and 1998, respectively. The increase in net sales to strategic partners was primarily due to increased unit sales of embedded systems. The largest strategic partner accounted for approximately 73% of total strategic partner sales and approximately 23% of total net sales during the nine months ended December 31, 1999.

    Net sales through the international channel increased by approximately 43% during the nine months ended December 31, 1999 from the comparable period in the prior fiscal year. International sales represented 15% of total net sales for both of the nine month periods ended December 31, 1999 and 1998. Sales growth increased in all of the Company's primary international markets, attributed to increased localization efforts.

    Other revenue increased by 54% during the nine months ended December 31, 1999 in comparison to the same period of the prior year and represented 4% of the Company's total net sales in both periods. The increase in other sales for the nine month period ended December 31, 1999 is attributed to increased sales through the Company's Pronexus subsidiary.

GROSS MARGIN

                                             THREE MONTHS
                                                 ENDED                      NINE MONTHS ENDED
                                             DECEMBER 31,                     DECEMBER 31,
                                          -------------------              -------------------
                                            1999       1998      CHANGE      1999       1998      CHANGE
                                          --------   --------   --------   --------   --------   --------
(Dollars in thousands)
Gross profit............................  $13,082     $8,502      53.9%    $35,204    $23,658      48.8%
Percentage of net sales.................     59.0%      51.1%                 57.8%      53.4%

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

    The increase in overall gross margin percentage in the three month and nine month periods ended December 31, 1999 in comparison to the comparable periods in the prior fiscal year is primarily attributable to increased sales of software-only embedded product to the Company's strategic partners. Lower PC hardware component costs also contributed to the increase in gross margin percentage. In addition, the Company sold a higher proportion of software under the Y2K upgrade program during the three months ended December 31, 1999 than in previous quarters, which also contributed to the gross margin percentage improvement.

RESEARCH AND DEVELOPMENT

                                              THREE MONTHS
                                                  ENDED                      NINE MONTHS ENDED
                                              DECEMBER 31,                     DECEMBER 31,
                                           -------------------              -------------------
                                             1999       1998      CHANGE      1999       1998      CHANGE
                                           --------   --------   --------   --------   --------   --------
(Dollars in thousands)
Research and development.................   $3,760     $3,568      5.4%     $11,737    $10,169      15.4%
Percentage of net sales..................     17.0%      21.5%                 19.3%      22.9%

    The increases in research and development expenses between the three month and nine month periods ended December 31, 1999 and 1998 were attributable to an increase in compensation-related costs. The increased compensation expense was associated with additional engineering and development personnel and higher engineering salaries due to the competitive nature of the labor market and the Company's effort to attract and retain skilled employees. The increase in engineering personnel is attributable to the development of Unity, the Company's Windows NT-based product, as well as to the addition of quality assurance staff leading up to the release of Unity 2.0 in March 1999. Subsequent to the initial product release, the Company's personnel continued to add features and enhance the functionality of the Unity product, which has contributed to the increase in expenses, although the hiring rate of development personnel for Unity has declined. The Company also continues to allocate substantial resources to the localization of products for international markets and customization of products for strategic partner accounts.

    The Company believes that in order to remain competitive in a rapidly changing technological environment, it will continue to be necessary to allocate significant resources to the development of new products, globalization of products for international markets and customization of products for strategic partners. With the general release of Unity 2.0 completed in March 1999, the Company expects the growth rate of research and development expenditures to slow in comparison to the last two years and that these expenses as a percentage of sales will vary from period to period. This is evidenced in the three and nine month periods ended December 31, 1999 when compared to the prior year's comparable periods, as the Company leveraged its research and development expenses over a higher revenue base.

SALES AND MARKETING

                                              THREE MONTHS
                                                  ENDED                      NINE MONTHS ENDED
                                              DECEMBER 31,                     DECEMBER 31,
                                           -------------------              -------------------
                                             1999       1998      CHANGE      1999       1998      CHANGE
                                           --------   --------   --------   --------   --------   --------
(Dollars in thousands)
Sales and marketing......................   $6,333     $4,440      42.6%    $17,082    $12,636      35.2%
Percentage of net sales..................     28.6%      26.7%                 28.1%      28.5%

    The increases in sales and marketing expenses during the three month and nine month periods ended December 31, 1999 over the comparable periods in the prior fiscal year were primarily attributable to increased compensation-related expenses associated with growth in sales and marketing personnel and higher commission expense due to increased sales levels. The increase in unit sales volume has also caused expenses to be higher when compared to the prior year, as more resources are required to meet increased unit installations. Marketing and customer support costs related to the Unity product have also contributed to the increase in sales and marketing expense since the product's introduction. Specifically, expenses related to attendance and booth space at a European trade show held every four years contributed to some of the increase. Sales and marketing expenses include both costs that are essentially fixed as well as costs that vary relative to sales volume and thus can be expected to fluctuate both in dollar amount and as a percentage of net sales from period to period.

GENERAL AND ADMINISTRATIVE

                                                THREE MONTHS                      NINE MONTHS
                                                    ENDED                            ENDED
                                                DECEMBER 31,                     DECEMBER 31,
                                             -------------------              -------------------
                                               1999       1998      CHANGE      1999       1998      CHANGE
                                             --------   --------   --------   --------   --------   --------
(Dollars in thousands)
General and administrative.................   $2,388     $2,014      18.6%     $6,755     $6,106      10.6%
Percentage of net sales....................     10.8%      12.1%                 11.1%      13.8%

    The increases in general and administrative expenses between comparable three month and nine month periods ended December 31, 1999 when compared to the prior year's periods were primarily attributable to increased compensation-related expenses due to the hiring of additional general and administrative personnel and higher salary levels. Legal costs, primarily related to intellectual property and contract matters, also increased over the prior periods. General and administrative expenses, being relatively fixed in nature, can be expected to fluctuate as a percentage of net sales from period to period.

LICENSE FEE

    In October 1999, the Company entered into a cross-licensing agreement with Lucent Technologies, Inc. under which the parties released each other from claims of patent infringement and granted each other a five year license to use the respective patents.

    Based on an assessment of the age and use of the technology of the underlying Lucent patents, the related claims by Lucent and the Company's recent revenue composition, the Company estimated that $2.5 million of the net settlement was attributable to the release from claims relating to prior periods. The remaining balance of $0.5 million was estimated to be attributable to the five year license to use the Lucent patents, net of the estimated value of the Company's patented technology being licensed to Lucent. Accordingly, the $2.5 million has been recognized as a License Fee in the quarter ended
December 31, 1999. The remaining balance of $0.5 million is capitalized as other long-term assets and will be amortized on a straight-line basis as cost of goods sold over the estimated remaining useful life of three years.

INTEREST EXPENSE AND INTEREST INCOME

                                                     THREE MONTHS                      NINE MONTHS
                                                         ENDED                            ENDED
                                                     DECEMBER 31,                     DECEMBER 31,
                                                  -------------------              -------------------
                                                    1999       1998      CHANGE      1999       1998      CHANGE
                                                  --------   --------   --------   --------   --------   --------
(Dollars in thousands)
Interest expense................................    $(75)      $(17)     341.2%     $(334)     $ (50)     568.0%
Interest income.................................    $257       $ 49      424.5%     $ 594      $ 289      105.5%

    The increases in interest expense between the three month and nine month periods ended December 31, 1999 and 1998 are primarily attributable to $4 million advanced under a borrowing agreement with a significant customer, which was converted into common stock in connection with the exercise of a stock purchase warrant. The increases in interest income during the three month and nine month periods ended December 31, 1999 in comparison to the corresponding periods in the prior fiscal year were primarily attributable to higher average invested cash and marketable security balances. Average invested cash and marketable security balances increased due to the $18 million sale of technology assets on June 30, 1999 described below. Refer to "Liquidity and Capital Resources."

GAIN ON SALE OF TECHNOLOGY

    On June 30, 1999, the Company sold real-time Internet communications technology and related intangible assets (the Technology) for $18 million. Legal and compensation costs associated with the transaction were approximately
$1.5 million, resulting in a $16.5 million gain.

    The Technology provides desktop-to-desktop instant messaging similar to the offerings by numerous internet portal companies such as Yahoo Messenger, MSN Hotmail and AOL Instant Messenger, including permission-based instant text, voice and video messaging, instant file transfer and URL sharing, multi-party chat, Internet voice and video call support, find-me/follow-me message routing, access to schedule and availability information, and personal communications Web pages. At the time of sale the Company was using the Technology for internal communications and allowing company contacts and acquaintances to test the software. No current or historical revenues were attributable to the Technology at the time of the sale. In connection with the sale, the Company's instant messaging group, consisting of four software developers, a software tester and a market researcher, joined the staff of the acquiring company.

    It was the intention of the Company to integrate some of the Technology into its core product offerings. However, it became apparent in the quarter prior to the sale that the Company needed working capital. Consequently, the agreement allows for a license back of certain rights to the Technology, but is limited to use in conjunction with traditional or Internet Protocol (IP) switching in the areas of enterprise unified messaging, voice processing, and real-time call handling.

IMPAIRMENT OF STRATEGIC INVESTMENT

    During the quarter ended June 30, 1999, the Company recorded a $1.2 million impairment loss on a strategic investment. The loss represented the Company's $1 million investment for an 8% ownership interest in a small hardware vendor, plus an additional $169,000 temporarily advanced for working capital. Greater than one-half of the vendor's total sales were made to the Company. The impairment was recorded due to the uncertain financial viability of the vendor due to the Company's selection of an alternate source for the components supplied by the vendor.

INCOME TAX PROVISION

                                                 THREE MONTHS                      NINE MONTHS
                                                     ENDED                            ENDED
                                                 DECEMBER 31,                     DECEMBER 31,
                                              -------------------              -------------------
                                                1999       1998      CHANGE      1999       1998      CHANGE
                                              --------   --------   --------   --------   --------   --------
(Dollars in thousands)
Income tax benefit (provision)..............   $ 569       $ 39     1,359.0%   $(3,695)    $1,249    (395.8)%
Effective tax rate..........................    32.7%       2.6%                  29.1%      24.9%

    Variations in the customary relationship between the income tax benefit (provision) and the statutory income tax rate of 34% result from certain non-deductible expenses, tax exempt investment income, research and development tax credits, and the benefit provided by the Company's foreign sales corporation. The Company expects the effective tax rate to fluctuate in the future due to varying operating results and the impact of changing research and development tax credits, tax exempt investment income, and foreign sales corporation benefits as a percentage of taxable income. In addition, the Company anticipates that it will fall under the jurisdiction of additional taxing authorities as its operations expand into new geographical areas.

    The Company's effective tax rates for the quarters ended December 31, 1999 and December 31, 1998 were 32.7% and 2.6%, respectively (benefit rates as a result of pre-tax losses). During the quarter ended June 30, 1999, the Company utilized its net operating loss (NOL) carryforward from the prior year and the Company reversed the valuation allowance of $885,000 on deferred tax assets due to the taxable income generated by the sale of technology assets described above. The NOL carryforward and the reversal of the deferred tax valuation allowance resulted in an effective tax rate of 29.1% for the nine month period ended December 31, 1999 compared to a benefit rate of 24.9% in the comparable prior year period.

NET INCOME AND EARNINGS PER SHARE

                                            THREE MONTHS                      NINE MONTHS
                                                ENDED                            ENDED
                                            DECEMBER 31,                     DECEMBER 31,
                                         -------------------              -------------------
                                           1999       1998      CHANGE      1999       1998         CHANGE
                                         --------   --------   --------   --------   --------      --------
(Dollars in thousands, except per share
  amounts)
Net income (loss)......................  $(1,174)   $(1,490)    (21.2)%    $8,873    $(3,805)      (333.2)%
Percentage of net sales................     (5.3)%     (9.0)%                14.6%      (8.6)%
Earnings (loss) per share:
  Basic................................  $ (0.24)   $ (0.32)    (25.0)%    $ 1.89    $ (0.82)      (330.5)%
  Diluted..............................  $ (0.24)   $ (0.32)    (25.0)%    $ 1.76    $ (0.82)      (314.6)%

    The net income and earnings per share for the three month period ended December 31, 1999 in comparison to the net loss and loss per share for the corresponding period in the prior fiscal year were primarily attributable to a 33% increase in net sales combined with an improvement in gross margin percentage from 51.1% to 59.0%. The net income and earnings per share for the nine month period ended December 31, 1999 in comparison to the net loss and loss per share for the comparable prior year period were primarily due to the gain associated with the sale of technology assets described above. In addition, operating results before one-time items improved as revenue growth exceeded growth in operating expenses. The numbers of common and common equivalent shares outstanding were comparable in the three month and nine month periods ended December 31, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents, and marketable securities increased to $15.7 million or 30% of total assets at December 31, 1999 from $4.5 million or 12% of total assets at March 31, 1999. The increase is due primarily to the $18 million proceeds from the sale of technology during the quarter ended
June 30, 1999 and to a lesser extent, a $4 million advance received under a borrowing agreement between the Company and a significant customer (see below). Cash flow used in operations totaled $10.0 million during the nine months ended December 31, 1999. The Company had net working capital of $31.9 million at December 31, 1999.

    Accounts receivable, net of allowances, decreased to $13.5 million at December 31, 1999 from $13.6 million at March 31, 1999. The decrease in accounts receivable balances was due primarily to improvements in collection statistics, with days' sales outstanding improving 9% from 74 days at March 31, 1999 to 68 days at December 31, 1999. Inventory increased to $9.0 million at December 31, 1999 from $5.9 million at March 31, 1999, as the Company secured a large purchase of PC platforms at favorable terms in the quarter ended
December 31, 1999.

    The Company made $2.6 million in capital expenditures during the nine months ended December 31, 1999, compared to $2.2 million during the comparable period of the prior fiscal year. Approximately $1.0 million of the additions during the nine months ended December 31, 1999 represented the Company's investment in a new accounting and manufacturing business system that was implemented on July 1, 1999. The majority of the remaining capital expenditures during the nine months ended December 31, 1999 consisted of computer hardware and software used to augment the Company's information systems infrastructure, as well as additions and upgrades of computer equipment for employees. The Company also incurred capital expenditures with the improvement and expansion of its production facilities in the quarter ended December 31, 1999. The Company currently has no specific commitments with respect to additional capital expenditures during the remainder of fiscal 2000, but expects to spend an aggregate of approximately $3.2 million for the year.

    The Company has a $10 million revolving credit line from a bank for financing working capital. The line of credit is secured by the Company's investment portfolio and expires on June 30, 2000. The Company had no borrowings outstanding under the line of credit at December 31, 1999.

    On November 5, 1999, the Company's largest customer exercised a warrant and purchased 307,692 shares of the Company's common stock at $13.00 per share. The customer elected to pay the exercise price by canceling the outstanding
$4.0 million balance on a related borrowing agreement. The customer retains the right to purchase an additional 192,308 shares at $13.00 per share under the warrant through May 5, 2002. The carrying amount of the debt, net of the unamortized debt issuance cost, was credited to common stock as of the date of the conversion and no gain or loss was recognized.

    The Company believes that ongoing maturity of securities in its investment portfolio, together with cash flow from operations, and the financing arrangements described above will provide sufficient resources to finance its operations for at least the next year.

YEAR 2000 (Y2K)

    An issue that has affected the Company and others is the inability of many computer systems and applications to correctly process date data in and between the twentieth and twenty-first centuries. The Company completed its assessment of the year 2000 readiness of its internal business process systems and applications and crossed the January 1, 2000 milestone date without business disruption. The Company believes that its internal systems are year 2000 ready, but intends to continue monitoring its systems throughout the year 2000. The Company has spent approximately $100,000 to replace or upgrade internal systems replaced or upgraded solely to achieve year 2000 readiness, and does not anticipate further expenditures.

    The Company also implemented programs to assist customers with older versions of its products in obtaining year 2000 readiness by making software upgrades or replacement hardware available and offering programs for migrations to current product versions. The Company estimates that the costs of creating software patches and administering its upgrade programs for customers will be approximately $400,000, almost all of which has already been incurred. The financial impact to the Company of the development and administration of the upgrade programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. However, the Company is dependent on its customers to take necessary steps, and if any customers have not or do not make necessary modifications, conversions, migrations, or upgrades, it could have a material adverse effect on the Company in the form of legal costs or the loss of customers.

    The Company has been served with four class action lawsuits, one each in Alabama, Indiana, Massachusetts and Texas state courts, related to the alleged inability of the Company's Replay, Replay Plus and Repartee products released prior to Repartee 7.44 to function properly with respect to the year 2000. The plaintiffs in the suits seek to require the Company to remedy the alleged defect in these products and also seek damages. The Company has filed its answers in Alabama, Indiana and Massachusetts, and is preparing a responsive pleading in the Texas action. The Company believes that the claims stated in the cases are without merit, that the cases are not appropriate for class action, and the Company intends to defend itself vigorously. However, due to the preliminary status of the proceedings, it is not possible to predict the ultimate outcome of the cases or their financial impact on the Company.

    The Company contacted its third-party suppliers to assess and seek reasonable assurances concerning the year 2000 readiness of their products and has contacted its primary suppliers concerning the year 2000 readiness of their internal systems as well. The Company does not believe its third-party suppliers experienced any significant disruptions as they crossed the January 1, 2000 milestone date. The Company also requested and assessed any available information from major customers concerning their internal year 2000 readiness. The Company does not believe its major customers experienced any significant disruptions as they crossed the January 1, 2000 milestone date.

    Assessments of the potential effects of year 2000 issues varied widely among different consultants, commentators, economists, governments and companies, and although the most dire predictions appear not to have come true, there is still some risk of continuing impact. Because of this uncertainty, the Company intends to continue its monitoring, but believes most of the risk has been avoided.

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

    - Risks associated with the Company's effort to move into the larger end user market, such as product acceptance and demand and failure to attract sufficient market share, could affect the Company's future performance.

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

                           PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits
               10.1 Second Amendment to Active Voice Corporation 1998 Employee Stock Option Plan
               10.2 Amended and Restated 1997 Director Stock Option Plan
               27.1 Financial Data Schedule

           (b) Reports on Form 8-K
               The Company filed a Form 8-K regarding the stock acquisition agreement to acquire PhoneSoft Inc. on February 8, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       ACTIVE VOICE CORPORATION
                                                       (Registrant)

                                                       By:              /s/ JOSE S. DAVID
                                                            -----------------------------------------
                                                                          Jose S. David
Date: February 14, 2000                                              CHIEF FINANCIAL OFFICER

                                                            Signing on behalf of registrant and
                                                            as principal financial officer