Form 10-K
period 2000-03-31
ACTIVE VOICE CORP
filed 2000-06-29
CIK 869554

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-22804

                            ACTIVE VOICE CORPORATION
             (Exact name of registrant as specified in its charter)

              Washington                                91-1235111
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)
 2901 Third Avenue, Suite 500
    Seattle, Washington                                  98121
(Address of principal executive officers)              (Zip Code)

                                 (206) 441-4700
               (Registrant's telephone number including area code)

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

                                   Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on June 15, 2000, as reported by the Nasdaq Stock Market was $100,787,958.(1)

     The number of shares of the registrant's Common Stock outstanding as of June 15, 2000, was 11,198,662.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2000 Annual Meeting of Shareholders to be held on August 17, 2000, are incorporated by reference into Part III of this Report.

---------------------------
(1) Excludes shares held of record on that date by directors and officers of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

================================================================================

                                TABLE OF CONTENTS

  PART I                                                                                                      PAGE
  Item 1.         Business........................................................................................1
                  Industry........................................................................................1
                  Strategy........................................................................................3
                  Products........................................................................................4
                  Sales and Marketing.............................................................................7
                  Product Development............................................................................10
                  Manufacturing..................................................................................10
                  Competition....................................................................................10
                  Proprietary Rights.............................................................................12
                  Employees......................................................................................13
  Item 2.         Properties.....................................................................................13
  Item 3.         Legal Proceedings..............................................................................13
  Item 4.         Submission of Matters to a Vote of Security Holders............................................14

   PART II

  Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters..........................17
  Item 6.         Selected Financial Data........................................................................17
  Item 7.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................18
  Item 7A.        Quantitative and Qualitative Disclosure About Market Risk......................................29
  Item 8.         Financial Statements and Supplementary Data....................................................30
  Item 9.         Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.........................................................49

  PART III

  Item 10.        Directors and Executive Officers of the Registrant.............................................49
  Item 11.        Executive Compensation.........................................................................49
  Item 12.        Security Ownership of Certain Beneficial Owners and Management.................................49
  Item 13.        Certain Relationships and Related Transactions.................................................49

  PART IV

  Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................49

                  SIGNATURES.....................................................................................56


PART I.

ITEM 1.   BUSINESS

Active Voice Corporation (Active Voice or the Company) is a leading manufacturer of call processing systems, including unified messaging systems and PC-based computer telephony integration (CTI) solutions, with more than 90,000 installations in virtually every kind of business in over 60 countries. Active Voice develops technology that helps businesses communicate better. Active Voice products are sold through a global network of independent telecommunications dealers, telephone equipment manufacturers, and computer resellers. Active Voice corporate headquarters are located in Seattle, with representatives throughout the United States, as well as offices in Australia, Canada, China, France, Germany, Italy, The Netherlands, Sweden, and the United Kingdom.

The Company's software and servers enable people to manage information and communicate more effectively by integrating their traditional office telephone systems (also known as telephone switches) with personal computers, the local area network (LAN), and the Internet. Its products allow businesses to incorporate telephony functions including PC-based unified messaging, voice mail and desktop call handling into their daily operations. Unified messaging is the ability to get any message from any device at anytime. CTI allows people to control all voice, fax, and e-mail messages, as well as inbound and outbound telephone calls, and to control them visually using a personal computer. The Company was one of the first voice processing manufacturers to offer a truly unified product that permits on-screen desktop management of the entire spectrum of personal communications, and has continued to research, develop, market, and distribute novel CTI solutions.

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

INDUSTRY

According to industry statistics, the domestic market for voice processing systems comprises more than 50 manufacturers, whose voice messaging products accounted for aggregate end user revenues of approximately $2.3 billion in 1999. Manufacturers of voice processing systems include switch suppliers such as Lucent Technologies, Inc., Nortel Networks Corporation and Siemens Business Communication Systems, Inc.; independent manufacturers of proprietary systems such as BayPoint Innovations (a division of Mitel Corporation), Octel Communications (now a division of Lucent Technologies), and Comverse Technology, Inc.; and independent manufacturers of PC-based, open-architecture systems such as Active Voice and AVT Corporation. According to industry statistics for total number of domestic voice processing systems shipped in 1999, the Company ranked third only behind Lucent Technologies and Nortel Networks Corporation. References in this paragraph, as well as elsewhere in this Report, to industry statistics concerning sales and shipments by the Company and its competitors are based on estimates compiled relative to the U.S. market by Dataquest Corporation, an independent research firm specializing in high technology industries.

Traditionally, the term "call processing" has referred to various ways to facilitate interaction over the telephone between a caller, one or more persons, and a computer. These systems have traditionally been offered as stand-alone products by different vendors and distributors and were based on expensive proprietary hardware and software.

The first call processing systems performed basic applications. The three most common of these basic call processing features are: 1) VOICE MAIL - which allows a caller to store voice messages in a computer.

Typical voice mail features include the ability to screen callers, record, store, and delete messages, as well as to direct messages to multiple subscribers. 2) AUTOMATED ATTENDANT - which allows a caller to direct the computer to switch the call automatically to a telephone extension different from the one dialed. Both Voice Mail and Auto Attendant are also known in the industry as "voice processing". 3) INTERACTIVE VOICE RESPONSE (IVR) - which allows a caller to obtain requested information in voice form from a local or remote database. An example of IVR is simply selecting announcements from a list of options stored in the computer (also known as audiotext). These three basic call processing functions offer integrated and simplified access to various types of communications and information through the traditional telephone system.

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

As a result of these developments, call processing systems now provide more advanced functions that enable users to utilize voice, personal computers, and touchtone telephones in different ways to manipulate calls, interact with computer databases, and access and respond to messages or data. Examples of advanced applications include the ability to visually manage all telephone traffic from a personal computer, listen to voice messages using the PC speaker, redirect calls or voice messages with a mouse, use touchtones to route a fax or an e-mail to the nearest facsimile machine for printout, and the ability to listen and reply to textual e-mail messages over a telephone. The Company has developed products that take advantage of these trends in the market, thereby making internal and external communications more efficient.

In addition to developments in computer hardware and software, over the past decade there has been a proliferation of new methods of business communication, such as facsimile (fax), electronic mail (e-mail), and Internet telephony (the ability to make voice phone calls over the Internet). These advances in technology and communications infrastructure make it easier to exchange voice and data using pagers, cellular phones, and portable computers with communications capabilities. As a result, voice processing systems can now access and interact with a wide range of communications devices, such as cellular telephones, palm devices and pagers. The creation of each new communications device, accompanied by the integration of telephone systems with computers on an Intranet or the Internet, give rise to the demand for innovative technologies that can streamline the message retrieval process and allow the user to access all electronic messages using the most convenient communications device from anywhere in a cost effective way.

The Company has responded to this market demand by developing unified messaging products that store all messages in one location for access via virtually any device or application. Unified messaging means all messages are stored and maintained on a groupware database with one single list of users for e-mail, fax, voice, telephones, and computers-saving IS departments resources. The products take advantage of groupware standards such as Internet-connectivity, scalability to very large sizes, and automatic synchronization of messages between numerous servers. The connectivity among various means of electronic communication (the merging of data networks and telephones) gives people more choices of how and when they wish to access information.

STRATEGY

MISSION STATEMENT: Active Voice makes products that empower people to communicate in the easiest, most efficient, and unified way. With Active Voice open standards-based software running on its servers and PCs, an organization's employees and customers can communicate all over the world, at any time, and control multimedia messages (voice mail, e-mail, or fax mail) with whatever medium (currently desktop and laptop computers, wired and wireless telephones, and pagers) is most convenient.

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

MAKE PRODUCTS EASY TO USE, INSTALL, AND MODIFY. The Company strives to maximize ease-of-use for the end user, the system manager, and the installer. The Company's products are designed to be "people-oriented," with features that can be used readily without special training or manuals. For example, companies can choose from numerous telephone user interfaces like the Company's 1 FOR YES, 2 FOR NO-Registered Trademark- user dialogue which gives first time voice mail users easy and immediate access to all of the system's features or a "legacy emulated" telephone user interface whereby when the Company's product replaces an existing voice mail system, no training is required. Also, the Company programs into its products installation procedures, screens, and menus that allow automatic configuration to over 200 different PBX, key system, and Centrex switches and enable the system manager to modify features to meet user needs.

MINIMIZE DISTRIBUTION OVERHEAD. The Company achieves broad market coverage for its products domestically and internationally, currently with only a minimal direct sales force, through a nationwide network of independent telephone system dealers, and through strategic partners. With the emergence of CTI, the Company has utilized an additional distribution channel -- the Value Added Resellers
(VARs). These experienced data professionals specialize in industry solutions and sell not only servers, but also desktop software to businesses and offices. This diversified distribution structure gives the Company exposure to the substantial customer bases of these different types of organizations.

FOCUS ON SMALL- TO MEDIUM-SIZED OFFICES WITH COST COMPETITIVE SOLUTIONS; LARGER OFFICES BY LEVERAGING OPEN STANDARDS. The Company's products are designed for use by businesses and offices in a wide range of enterprises, including manufacturing, retail, service, healthcare, and governmental institutions. Since 1986, the Company's products have offered many of the features commonly available in large, proprietary voice processing systems, at price points more affordable to the small- to medium-sized businesses. The Company is also entering the larger end user market through its relationships with strategic partners. Numerous larger businesses, including Fortune 500 companies, have expressed interest in the Company's open standards platform and the direction the Company is headed with its strategy. The Company believes its strategic relationships will play a significant role in its strategy to increase market share, as well as provide opportunities for the Company to have a greater presence in the larger end user market.

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

The Company offers six products: Unity-TM-, Repartee-Registered Trademark-, embedded systems, Lingo-TM-, Replay-Registered Trademark-, and Replay-Registered Trademark- Plus. The Company's voice processing products typically include the following principal components: a PC compatible platform; one or more voice processing circuitboards (voice boards) which contain signal processors to compress and digitize voice and detect various tones; and the Company-designed software. To keep costs down, Lingo runs Company-designed software on a proprietary platform. In addition, the Company's embedded systems run Company-designed software on a single board inserted inside the telephone system.

The Company has developed software that enables most of its products to integrate with more than 200 different PBX, key system, and Centrex telephone switching systems from 70 different manufacturers. The Company's new product, Unity, is engineered to handle streaming media and integrates with TAPI compliant, H.323 compliant IP based (IP-PBX) switches. The Company believes this number of integrations represents approximately 90% of the installed switches in the United States, and views its ability to integrate with such a large portion of available telephone systems as one of its key competitive advantages.

UNITY -- Unity is an NT Exchange-based communications server which features true unified messaging where all messages share a common message store and address database and delivers lower total cost of ownership benefits. Unity was released to general availability on March 31, 1999 and represents the culmination of three years of research and development. Features include visual voice and fax message management on Microsoft's Outlook application, single address book, a unified HTML system administration interface, and listening to textual e-mail via text-to-speech. Designed from the ground up to integrate with the Microsoft Exchange server, Unity uses NT's native 32-bit architecture, streaming media, scaleability, networking, and LDAP (lightweight directory access protocol) directory services to give its products a competitive advantage in the marketplace. Unity integrates with numerous third-party fax providers. Sales of Unity accounted for approximately 7% of the Company's fiscal 2000 revenue.

On March 31, 2000, the Company merged with PhoneSoft Inc. which offers a Lotus Notes/Domino - based product that also offers true unified messaging and has similar features to Unity. This allows the Company to address a market which is approximately as large as the NT Exchange-based marketplace. It is the Company's intent to market PhoneSoft's product under the Unity label.

REPARTEE -- The Company's first product, Repartee, was introduced in 1986. Repartee offers the largest call handling capacity of the Company's products up to 96 ports, plus additional features such as fax detect and transfer, fax mail (the ability to verbally annotate, collect, and store faxes), fax-on-demand (the ability to request via a touchtone telephone that a specific fax be sent to the caller's fax machine), call screening, e-mail messaging using text-to-speech conversion, multi-office networking, and easy message access via touchtone telephone or personal computer.

In February 1998 the Company released Repartee version 7.44. This release split the product into two models, Repartee VP and Repartee CTI, and incorporated the most powerful features of the Company's Replay and Replay Plus voice messaging platforms. (For a discussion of Replay and Replay Plus, see below.) Both Repartee VP and CTI run on IBM's OS/2 Warp 4.0 operating system, use Dialogic voice boards and are available as a turnkey product (already assembled) or as a kit that the dealer may assemble on site. Repartee's target market is small- to medium-sized businesses.

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

REPARTEE CTI -- offers all the basic communications applications found in Repartee VP, and also works with the Company's suite of computer telephony integration software, known as TeLANophy-Registered Trademark-, to provide users with advanced integrated messaging and call control applications. Users with TeLANophy have the ability to access and manage all their messages visually from a personal computer. TeLANophy allows the user to use the PC mouse and keyboard to perform the functions normally done on the telephone keypad. ViewCall-Registered Trademark- Plus, ViewMail-Registered Trademark-, ViewMail for Microsoft Messaging, Message Integration for Novell GroupWise, ViewFax-Registered Trademark-, and E-Mail Integration are all modules of TeLANophy. The Company sees this multiple user interface as a benefit to consumers, since it offers the ability to control their messages in the most convenient way.

- VIEWCALL PLUS - allows users to see incoming calls on their personal computer screens and manage multiple calls as they arrive. When Repartee CTI routes a call to an extension, ViewCall Plus 2.0 alerts users with visual and audio cues. With their PC mouse, users click on buttons to take calls, ask callers to hold, take messages, or transfer calls to a different extension. Additionally, ViewCall Plus 2.0's monitor feature allows the user to listen to a voice message as it is being recorded by the caller and, if the user wishes to speak to the caller, he or she can pull the caller out of voice mail and transfer the call to his or her extension.

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

Repartee version 7.48 is currently shipping worldwide. Sales of Repartee accounted for approximately 56% of the Company's fiscal 2000 revenue.

EMBEDDED SYSTEMS -- The Company manufactures a line of embedded products for one of its strategic partners. Embedded systems are comprised of software and hardware incorporated directly into the telephone switch. Developing embedded systems allows the Company to leverage its core competency of software development to deliver full voice mail functionality. Currently the Company's embedded systems software ships on approximately 65% of the specific NEC telephone system for which it was designed. The Company has contracts signed with certain other manufacturers of telephone systems to supply them with embedded systems. Sales of embedded systems accounted for approximately 10% of the Company's fiscal 2000 revenue.

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

Lingo is a turnkey product that offers voice mail, automated attendant, audiotext, and fax detect, route, and notify capabilities from any touchtone telephone. Lingo is a stand-alone unit that runs on an embedded PC-DOS operating system. The product comes in two- or four-port configurations with two or four hours of storage. In addition, Lingo is a solid-state system with no moving parts; a design the Company believes reduces the possibility of product malfunction while increasing its marketability. For customers who want more voice storage capabilities, Lingo XL includes a hard drive providing 72 hours of voice storage. The Company plans to increase the product's distribution on a country-by-country basis during the calendar year 2000. Sales of Lingo accounted for approximately 5% of the Company's fiscal 2000 revenue.

REPLAY - The Company introduced Replay to segment its target market and appeal to more price-sensitive, smaller enterprises. A simple "plug and play" voice processing product intended for small office settings, Replay provides automated attendant, voice mail, audiotext, and facsimile capabilities. Replay does not require a computer screen or keyboard, and most of the installation is performed by the end user.

Replay runs on the Microsoft DOS operating system, and features an HTML (hypertext markup language) system administrator interface that simplifies installation and customization. With the HTML graphical interface, system administration can be accomplished remotely via a corporate Intranet or the Internet. Routine maintenance and modifications can also be done via modem.

Replay is currently offered to some strategic partners and in all the Company's markets outside North America. Sales of Replay accounted for approximately 2% of the Company's fiscal 2000 revenue.

REPLAY PLUS -- Replay Plus offers all the functionality of Replay, including the HTML system administration interface, as well as support for fax-on-demand, hotel and motel specific features, and the ability to customize nearly all voice mail features. The product runs on the Microsoft DOS operating system. Replay Plus is currently offered in all the Company's markets outside North America. Sales of Replay Plus accounted for approximately 4% of the Company's fiscal 2000 revenue.

OTHER PRODUCTS AND FEATURES

ACTIVEFAX -- gives users of Repartee and Replay Plus fax handling capabilities. It includes fax mail to store incoming faxes electronically, and fax-on-demand to let outside callers retrieve documents from a fax library.

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

Other optional features for the Company's products, such as tape backup, disk redundancy and tool kits, are offered with Repartee and Replay Plus, and can be configured by dealers according to a particular end user's application. Revenues for other products and features accounted for approximately 16% of the Company's fiscal 2000 revenue.

The Company does not presently customize its products for dealers or end users, but does perform limited feature customizations as requested by certain strategic partners.

Pronexus Inc.

In January 1997, the Company acquired a majority interest in privately held Pronexus Inc., a leading provider of Visual Basic (VB) voice application tools that enable developers to quickly and easily create Windows NT-based, interactive voice response applications. IVR allows people to access, manipulate and process information from computer databases with any touchtone telephone, even while away from the office. An example of IVR is conducting business with the bank by using a touchtone telephone to transfer money from a savings to a checking account, review account balances, or make payment on a credit card. The Company believes its majority ownership of Pronexus creates synergies in distribution channels, sales and marketing, and strategic partnerships and enable the Company to provide additional enhanced features to its product base. On June 29, 2000, the Company exercised its option to acquire the remaining 49% interest in Pronexus Inc. in a cash transaction. The purchase price will be based on an independent third-party appraisal. The transaction will be accounted for using the purchase price method of accounting.
Allocation of the purchase price will be determined in the second quarter of the Company's fiscal year.

SALES AND MARKETING

The Company achieves broad market coverage for its products through a variety of wholesale and direct distribution channels, which the Company believes to be optimal considering the technical knowledge and skill required to sell and install voice processing products. Domestically, the Company distributes its products through a nationwide network of more than 700 independent telephone system dealers, and also through strategic partner arrangements with various manufacturers of telephone systems and business equipment. While the Company supports its dealers and strategic partners with Company personnel, this distribution strategy limits the Company's selling expense overhead by largely avoiding the costs of direct sales, installation, and customer support activities. The Company leverages its sales efforts through its affiliation with numerous established dealer, strategic partner, and VAR sales organizations, thereby achieving exposure to the substantial installed customer bases of these organizations. A similar distribution strategy is utilized by the Company for its international sales. During FYE 2000 the Company began direct sales and marketing efforts in the Fortune 500 enterprise space.

The Company has employees engaged in domestic and international sales, sales management, and dealer and strategic partner support activities. The Company has sales representatives in Australia, Canada, China, France, Germany, Italy, The Netherlands, Sweden, and the United Kingdom, and has distribution relationships with dealers, distributors, or strategic partners in 42 other foreign countries.

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

STRATEGIC PARTNERS

The next major channel of distributing the Company's products is through 11 domestic and international strategic partners (historically known as original equipment manufacturers or OEMs), who are typically manufacturers of telephone systems, including NEC Corporation and its subsidiaries; Siemens Business Communication Systems, Inc.; Alcatel Business Systems; Executone Information Systems, Inc.; ECI Telcom; Harris Corporation; and Philips Communication Systems, B.V.

The Company has had long term relationships with a number of these manufacturers. It believes that its strategic partner relationships enable it to develop up-to-date switch integrations with broader features for the strategic partner's switches, to develop exclusive embedded products and to gain early insight into market trends. In addition, by designing its products to take advantage of the unique features of a specific strategic partner telephone system, the Company is able to further establish its voice processing systems as the product of choice for companies wanting to leverage their existing hardware and software investments.

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

INTERNATIONAL SALES

In the last few years, the Company has increased its focus on international sales and made substantial investments in expanding its penetration in international markets. Competition has increased over the last few years, primarily due to market acceptance and advances being made to change the regulatory requirements and technology barriers that have characterized the international marketplace. As international markets develop, the Company believes that small- to medium-sized businesses will become more familiar with voice processing and its benefits and therefore increase the demand for its products' enhanced features and specialized applications. In addition, the Company considers the current markets in Australia, Asia Pacific, and much of Western Europe to exhibit characteristics similar to the U.S. market, but with penetration in these markets being approximately two to three years behind the domestic market. In these regions, generally only the large organizations have installed voice processing systems. Although the Company believes that smaller enterprises in most developed countries have the same needs for improved telecommunications as in the U.S., it is difficult to predict the rate and extent of demand for voice processing products in these markets.

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

VALUE-ADDED RESELLERS (VARS)

The greater technical complexity of CTI products and the need for both PC, LAN, and IP-PBX technical knowledge and support capability has made it advantageous for the Company to utilize new channels of distribution for these products. The Company currently has a VAR agreement with Inacom Corporation, a technology management services company, and an agreement with Ingram Micro, Inc., a wholesale distributor of technology products and services. Because the Company's new product, Unity, works in an IP-PBX environment, the Company has begun to market its products to data VARs that resell those IP-PBX switches. These new channels offer industry and technical solutions and provide both LAN and software expertise; the Company also believes they have the ability to assist the Company in selling and distributing its products to a new and much broader audience.

PRODUCT SUPPORT

The Company's dealers and strategic partner customers are primarily responsible for supporting end users who purchase the Company's products. The Company provides technical and sales support to its dealers and strategic partner customers. The Company maintains a technical support staff, devoted to dealer and strategic partner support. Technical support can be reached on a toll-free number 12 hours per day on weekdays and emergency support is available on weekends and holidays. The Company also provides a limited warranty on elements of its products and permits product returns, without charge, if within 30 days.

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

Three engineering groups perform the Company's product development efforts. The NT Products Group responds to the needs of the high-end product offering, Unity. The DOS/OS2 Products Group supports Repartee, TeLANophy, Replay Plus, Replay, Lingo and embedded systems, as well as switch integrations and vertical market applications. The Advanced Products and Technology group focuses on the development of new products and features that the Company believes will be important on a three to five year horizon.

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

The Company's products incorporate a number of commercially available application cards, fax boards, voice boards, and other circuitboards that enable integration with certain telephone systems. Voice boards are available in quantity from very few domestic suppliers. Traditionally, the Company's products have incorporated voice boards manufactured by Dialogic Corporation, primarily because of the cost and effort required to develop telephone switch integrations for an alternate voice board.

To minimize its manufacturing costs, the Company signed an agreement with Dell Computer Corporation to ship the Company's turnkey voice processing systems on Dell computers.

COMPETITION

The voice processing industry, specifically the segment that supplies voice processing systems to small- and medium-sized businesses and offices, is highly competitive, and the Company believes that the competitive pressures it faces will continue to intensify. The Company has, however, been successful in this competitive environment in the past, ranking third behind only Lucent Technologies and Nortel Networks Corporation in total domestic voice messaging systems shipped in 1999, according to industry statistics. According to the PELORUS Group, a leading industry analyst firm, the Company is the world's largest independent manufacturer of unified messaging solutions.

The domestic market for voice processing systems comprises more than 50 manufacturers. Manufacturers of voice processing systems include switch suppliers (such as Lucent Technologies, Inc., Nortel Networks Corporation, and Siemens Business Communication Systems, Inc.); manufacturers of proprietary systems (such as BayPoint Innovations, and Comverse Technology, Inc., and independent manufacturers of PC-based, open-architecture systems (such as the Company and AVT Corporation).

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

As the Company's products evolve to further integrate telephones with PCs, the Company anticipates that it will encounter a broader variety of unified messaging competitors, including new entrants from related computer, internet application service providers and wireless communications industries. The Company seeks to augment its distribution network to include more dealers with PC and LAN expertise. The Company's principal competitors, at present, fall into two main categories: telephone equipment manufacturers and independent voice processing system manufacturers. The telephone equipment manufacturers offer their voice processing products, or a private label strategic partner system not produced by the Company (for example Lucent Technologies, Nortel Networks Corporation, Fujitsu Business Communications, and Toshiba America Information Systems, Inc.), and sell the systems along with their PBXs. Telephone equipment manufacturers have the benefit of the large installed-base of their own switches, and they have been able to increase competition by lowering prices while providing a single source for companies to secure both their voice processing and telephone systems needs.

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

PROPRIETARY RIGHTS

The Company currently holds twelve patents (eleven in the U.S. and one in Canada), expiring on dates ranging from 2008 to 2017 relating to: (1) detection of telephone signaling tones; (2) detection of stutter tones for CO-based voice mail (this patent has also been issued in Canada); (3) a method and apparatus for processing a live incoming call in a communications system; (4) a configurable telephone interface for electronic devices; (5) a method for displaying call notification and allowing choice of greetings to send to a caller; (6) a method for displaying visual voice mail features and permitting playback of a voice mail message on a PC sound device; (7) a method for monitoring a caller's name while using a telephone; (8) a method for monitoring a message as it is being left in voice mail; 9) a telecommunication management system and user interface; 10) a method and device for managing a telecommunication system, including call forwarding, with a LAN integrated with a PBX; and 11) a method for managing telephony functions with a mouse interface.

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

The Company has initiated actions to enforce certain patent rights against third parties. To date, the Company has granted six nonexclusive, nontransferable licenses under its stutter detect patent. The Company does not believe that licensing revenues will have a material effect on its financial condition; nevertheless, it considers it important to protect its intellectual property and assert its position in the highly competitive market.

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

Active Voice, Repartee, Replay, TeLANophy, ViewMail, ViewCall, and ViewFax are registered trademarks and Unity and Lingo are trademarks of Active Voice. All other trademarks used herein are the property of their respective owners. The names of the Company and its products are also protected or sought to be protected to varying degrees by filings in various foreign countries.

EMPLOYEES

At March 31, 2000, the Company had 346 full-time employees, including: 43 in finance and administration; 32 in manufacturing; 150 in engineering, product development, and quality assurance; 121 in sales, marketing and technical support; and 35 part-time employees. Company employees enter into agreements containing confidentiality restrictions, as well as provisions relative to non-competition during employment with the Company and for six months after termination. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.

At March 31, 2000, Pronexus Inc. had 31 full-time employees, including: 5 in finance and administration; 15 in engineering and product development; 11 in sales, marketing and technical support; and one part-time employee.

ITEM 2.   PROPERTIES

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

ITEM 3.   LEGAL PROCEEDINGS

The Company is subject to legal proceedings or claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that any pending legal matters will have a material adverse effect on the Company. In April 1999, CIDCO Incorporated filed suit against the Company alleging that the Company's Patent No. 5,327,493 was invalid and not infringed by CIDCO. CIDCO later also alleged that the Company's caller identification products infringed CIDCO's Patent No. 4,366,348. The Company responded denying CIDCO's allegations and alleging that CIDCO violated the Company's patent. In December, the US Patent and Trademark Office ordered CIDCO's patent into reexamination, so all proceedings concerning the CIDCO patent have been stayed until the Patent office completes the re-examination. Discovery is proceeding on the Company's infringement claim against CIDCO. The Company believes CIDCO's claims are without merit and will continue to defend the action should the stay be lifted. However due to the preliminary status of the proceedings, it is not possible to predict the ultimate outcome of the case or its financial impact on the Company.

In addition, the Company has been served with four class action lawsuits, one each in Alabama, Indiana, Massachusetts and Texas state courts, related to the alleged inability of the Company's Replay, Replay Plus and Repartee products released prior to Repartee 7.44 to function properly with respect to the year 2000. The plaintiffs in the suits seek to require the Company to remedy the alleged defect in these products and also seek damages. The Company has filed its answers in Alabama, Indiana,

Massachusetts, and Texas. The Company believes that the claims stated in the cases are without merit, that the cases are not appropriate for class action, and the Company intends to defend itself vigorously. In the Massachusetts action, the Massachusetts Superior Court has denied without prejudice plaintiff's motion for class certification on the grounds that the plaintiff failed to meet its burden in establishing the requirements for class certification. Due to the preliminary status of the proceedings, it is not possible to predict the ultimate outcome of the cases or their financial impact on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Shareholders on March 8, 2000 to approve an increase in the Company's authorized common stock in order to accommodate a two-for-one stock split. As of March 8, 2000, shareholders of the Company held 4,680,840 shares of common stock. The number of votes cast for the stock split was 3,918,478, and 760,454 shares were voted against the proposal. The number of absentions was 1,908. There were no broker non-votes and other non-votes totalled 380,552.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are elected annually at the meeting of the Board of Directors held in conjunction with the annual meeting of stockholders. The following are the names, ages and current positions of the individuals serving as executive officers of the Company at March 31, 2000.


NAME                          AGE    POSITION
--------------------------------------------------------------------------------------------------------
Robert L. Richmond             49    Chairman of the Board
Frank J. Costa                 46    Chief Executive Officer and President
Jose S. David                  43    Chief Financial Officer
Ken Myer                       42    Executive Vice President of Sales and Marketing
Douglass S. Anderson(1)        49    Vice President of Sales
Kevin L. Chestnut              45    Chief Technology Officer and Vice President -- Advanced Products
                                     and Technology
Edward F. Masters              41    Vice President of Product Development
--------------------------------------------------------------------------------------------------------

Robert L. Richmond, a co-founder of the Company, has been Chairman of the Board of the Company since its inception in 1983. Until June 1999, he also served as its Chief Executive Officer. From 1980 to 1983, Mr. Richmond was a project manager for Intermetrics Incorporated, a public software company, performing software validation for NASA and The Boeing Company, and creating new products for the airline industry. From 1971 to 1980, Mr. Richmond was a consultant. Mr. Richmond holds a Bachelor of Computer Science and Engineering from Massachusetts Institute of Technology.

Frank J. Costa joined the Company in December 1996 as Chief Operating Officer and President and was appointed Chief Executive Officer on June 1, 1999. From 1992 to 1996, Mr. Costa was the President and Chief Executive Officer of his own consulting firm, Concept One, Inc. From 1993 to 1994, Mr. Costa served as the General Manager and Product Group Vice President of Mentor Graphics. Mr. Costa has a Bachelor of Science degree in Electrical Engineering from Massachusetts Institute of Technology and a Masters of Business Administration in Finance, Business Policy and International Business from the University of Chicago.

Jose S. David joined the Company in 1989 as Controller and Manager of Operations and was named Chief Financial Officer in July 1992, and is also the Company's Corporate Secretary and Treasurer. Mr. David serves on the board of directors of its subsidiaries. From 1984 to 1989, Mr. David was Manager of Finance for Wang Laboratories, Inc., a computer manufacturer. From 1978 to 1983, Mr. David was employed by Price Waterhouse LLP, an independent public accounting firm. Mr. David is a Certified Public Accountant and holds a Bachelor of Arts in Business Administration, Accounting, from the University of Washington.

Ken Myer joined the Company on June 21, 1999 as Executive Vice President of Sales and Marketing. Prior to that, Mr. Myer was the general manager of the Northwest and Intermountain Region for IBM Corporation. Mr. Myer served in a number of positions for IBM Northwest, including financial manager, manager of pricing and sales support, marketing manager, and account representative. Mr. Myer holds an Executive Masters of Business Administration degree and a Masters of Arts degree in Speech Communications from the University of Washington.

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

----------
(1) Mr. Anderson left the Company on April 7, 2000.

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

Edward F. Masters joined the Company in 1991 as Manager of Customer Engineering and was appointed Vice President of Product Development in December 1996. Mr. Masters served as a Product Marketing Engineer at TeleCalc from 1988 to 1991. From 1982 to 1991, Mr. Masters served as a Project Engineer at Flow Systems. Mr. Masters holds a Bachelor of Science in Industrial Technology from Western Washington University and a Masters of Business Administration from Seattle University.

PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's Common Stock is traded over the counter under the symbol
ACVC and is an authorized security for quotation on the NASDAQ National Market ("NASDAQ"). The following table shows for the periods indicated, the market sales price range for the Company's Common Stock as reported by NASDAQ.


Year Ended March 31,                              2000                              1999
-------------------------------------------------------------------------------------------------
                                          High             Low            High               Low
First Quarter                            $9.13           $4.25           $7.00            $ 5.00
Second Quarter                            8.88            5.44            5.44              3.75
Third Quarter                            19.94            7.44            4.19              2.19
Fourth Quarter                          $44.00         $ 11.50           $5.69             $3.88
-------------------------------------------------------------------------------------------------


The prices in this table have been adjusted to reflect the 2-for-1 stock split effected March 22, 2000.

The Company has not paid cash dividends on its Common Stock. At present, the Company intends to retain earnings for the expansion of its business and does not anticipate declaring a cash dividend in the near future. The Company's dividend policy is reviewed from time to time by the Company's Board of Directors in light of its earnings and financial conditions and such other business considerations as the Board of Directors considers relevant. As of June 15, there were approximately 100 stockholders of record and approximately 4,500 beneficial owners of the Company's Common Stock.


ITEM 6.   SELECTED FINANCIAL DATA(1)


Year Ended March 31,                   2000(2)       1999        1998         1997(3)     1996
-------------------------------------------------------------------------------------------------
                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
Net sales                               $74,427     $62,640     $53,385      $49,515     $45,138
Operating (loss) income                 (7,576)     (6,468)     (1,112)        2,569       6,871
Net income (loss)                         6,127     (4,916)         179        1,751       5,162
Earnings (loss) per share:
Basic                                     $0.62     $(0.52)      $ 0.02       $ 0.38      $ 1.14
Diluted                                   $0.57     $(0.52)      $ 0.02       $ 0.38      $ 1.11

Balance Sheet Data:
Working capital                         $35,047     $18,306     $24,842      $22,489     $20,912
Total assets                             53,049      38,693      41,237       38,941      37,400
Total debt                                    -           -           -            -           -
Total stockholders' equity              $46,912     $29,041     $34,616      $34,067     $31,797
-------------------------------------------------------------------------------------------------

(1) Reflects restatement for the merger with PhoneSoft which was accounted for as a pooling of interests. See Note 12 of Notes to Consolidated Financial Statements.

(2) Includes the impact of a $16,504,000 gain on the sale of real time Internet communications technology assets that increased basic earnings per share by $1.32, a $2,521,000 non-recurring charge for a license fee associated with the release of claims of patent infringement with Lucent Technologies, Inc. that reduced basic earnings per share by $0.20, and a $1,169,000 impairment loss on a strategic investment that reduced basic earnings per share by $0.09.

(3) Includes the impact of a $1,769,000 non-recurring charge for purchased, in-process research and development in connection with the acquisition of a majority interest in Pronexus Inc. that reduced basic earnings per share by $0.38.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Active Voice Corporation (the Company) is a leading manufacturer of call processing, including unified messaging systems and PC-based computer telephony integration (CTI) solutions. The Company's products are sold worldwide through a network of independent telecommunications dealers, telephone equipment manufacturers and computer resellers. The Company currently markets six principal products: Unity, Repartee, embedded systems, Lingo, Replay, and Replay Plus. Unity, the Company's most recent product introduction, offers fully unified messaging, including single point administration for e-mail, voice mail and fax mail user accounts, address and distribution lists, and single point of administration. Repartee, the Company's well established mid-market product comes in two versions, CTI and VP. Repartee serves as the base for TeLANophy, a suite of CTI application modules which provides complete call management and integrated messaging capabilities. Embedded systems, available only to the Company's strategic partners, combines Active Voice software with a board that incorporates directly into the phone switch, offering a less expensive alternative than a traditional PC-based voice mail system. Lingo offers all basic voice processing features in a single proprietary hardware unit, and is an affordable solution for small businesses as it does not utilize PC hardware and requires minimal dealer effort in its installation. The Company's Replay product provides basic voice processing features at a price point attractive to the small business market. Replay Plus, the Company's mid-priced product, offers most of the voice processing features found in Repartee with the exception of the CTI functionality.

CERTAIN STATEMENTS IN THIS ANNUAL REPORT (FOR EXAMPLE, STATEMENTS USING THE EXPRESSIONS, "THE COMPANY BELIEVES" OR "THE COMPANY ANTICIPATES" AND OTHER SIMILAR STATEMENTS) CONTAIN "FORWARD LOOKING" INFORMATION (AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) INVOLVING RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, PROJECTIONS FOR SALES AND EXPENDITURES, TREND PROJECTIONS AND DEVELOPMENT SCHEDULES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS DISCUSSED IN THIS REPORT. INVESTORS ARE ENCOURAGED TO CONSULT ANY FURTHER DISCLOSURES MADE ON RELATED SUBJECTS IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY ASSUMES NO OBLIGATION TO RELEASE PUBLICLY ANY CHANGES TO THESE "FORWARD LOOKING STATEMENTS" THAT MAY ARISE FROM THE DEVELOPMENT OF UNANTICIPATED EVENTS OR CIRCUMSTANCES THAT OCCUR AFTER THE DATE OF THE ORIGINAL PROJECTION. (REFER TO THE SECTION ENTITLED "FACTORS AFFECTING FUTURE OPERATING RESULTS" FOR A FURTHER DISCUSSION ON SOME OF THE INVOLVED RISKS AND UNCERTAINTIES.)

RESULTS OF OPERATIONS



NET SALES
                                 2000      Change      1999     Change      1998
------------------------------------------------------------------------------------
(Dollars in thousands)
Net sales                      $74,427     18.8%     $62,640     17.3%    $53,385
------------------------------------------------------------------------------------

Fiscal 2000 Compared to Fiscal 1999

For the year ended March 31, 2000, net sales to the Company's Americas dealer network increased 12.9% to $36.2 million in 2000 from $32.1 million in 1999. Net sales to the Americas dealer network represented 48.7% and 51.1% of total net sales in the years ended March 31, 2000 and 1999, respectively. The increase in net sales in the Americas dealer channel was primarily attributable to revenues associated with the Company's Year 2000 (Y2K) program, particularly during the first nine months of the year. The Company's Y2K program provided discounts to dealers upgrading their customers' non-Y2K compliant systems to current software versions and hardware platforms. The Company experienced a significant decline in revenue from the Y2K program in the fourth quarter of fiscal 2000, as the January 1, 2000 milestone date was crossed without significant disruptions to its customers' business systems. As a result of decreased concern over the Y2K issue, the Company experienced a significant decline in revenue during the fourth quarter reflecting general market uncertainty surrounding PBX sales, attributed to the emergence of IP-based phone systems and PC-based phone technologies. It is not anticipated that customers who have yet to upgrade their systems will continue to take advantage of the Company's Y2K upgrade program to the extent they did during the first nine months of the fiscal year. Sales of Unity contributed to the increase in net sales when compared to the previous year, although sales of Unity represented less than 10% of the channel's revenue overall.

Net sales to the strategic partner sales channel increased 19.7% to $23.0 million in 2000 from $19.2 million on 1999. Net sales to strategic partner customers represented 30.9% and 30.7% of total net sales for the fiscal years ended March 31, 2000 and 1999, respectively. A significant portion of the increase is attributable to increased sales of embedded systems and Repartee. Revenue from Unity also contributed to the increase, accounting for approximately 4% of the total sales in the channel. Offsetting these increases was a decline in sales of the Lingo product in the channel, as the Company's main distributor of Lingo migrated to other solutions. As of March 31, 2000 the Company had 11 significant strategic partner relationships. NEC, Inc., the largest strategic partner, accounted for approximately 73% of total strategic partner sales and approximately of 22% total net sales during the year ended March 31, 2000.

Net sales to the international sales channel increased 34.3% to $11.9 million in 2000 from $8.8 million in 1999. International sales represented 15.9% and 14.1% of total net sales for the fiscal years ended March 31, 2000 and 1999, respectively. The increase in net sales in the international channel is primarily attributable to continued strength in the European market, where unit sales of Repartee, Replay and Replay Plus have increased with the release of localized versions of those products. Revenue from sales of Unity also accounted for some of the increase, although it represented less than 5% of the channel's sales overall. Sales of Lingo remained strong in the United Kingdom market, accounting for approximately one-third of that office's revenues. Revenues in the Asia/Pacific market also increased, as the weakness in that region's economy improved when compared to the prior fiscal year. Beyond the usual risks associated with international sales (currency fluctuations and restrictions; export-import regulations; customs matters; foreign collection problems; and military, political and transportation risks), the Company's international sales involve additional governmental regulation, product adaptations to local languages and switching systems, and uncertainties arising from local business practices and cultural considerations.

Other revenue increased 32.5% to $3.4 million in 2000 from $2.5 million in 1999, representing 4.5% and 4.1% of the Company's total net sales in the years ended March 31, 2000 and 1999, respectively. The increase in other revenue is primarily attributable to increased sales of Visual Basic-based voice application tools and custom application design services through the Company's majority-owned Pronexus subsidiary. The Company also recognized royalty revenues from licensing its stutter-detect patents to third parties.

The Company experiences significant quarterly variability in the level of sales through its three distinct distribution channels. The diversification provided by these three channels has in the past reduced the quarterly volatility of aggregate net sales.

Fiscal 1999 Compared to Fiscal 1998

Net sales to the Company's Americas dealer network during the year ended March 31, 1999 increased 3.1% to $32.1 million in 1999 from $31.1 million in 1998. Net sales to the Americas dealer network represented 51.2% and 58.3% of total net sales in the years ended March 31, 1999 and 1998, respectively. The decrease in net sales in the Americas dealer channel as a percentage of total net sales is primarily attributable to the continued success of the Company's strategic partner relationships as some dealers purchase the Company's products through these corporate sales customers rather than directly from the Company. The Company feels this is an efficient method of distributing its basic voice mail products, due to lower distribution and product support costs. The increase in overall revenue in the dealer channel when compared to the prior year was primarily attributable to the incremental sales provided by the Company's Year 2000 (Y2K) program, which provides discounts to dealers who upgrade their customers' non-Y2K compliant systems. To a lesser extent, the introduction of new switch integrations and additional features for Repartee, and the first full year of sales of the Lingo product, also contributed to the revenue increase in the channel. During the fourth quarter of the fiscal year ended March 31, 1999 the Company released Unity 2.0 to general availability for all customers. Revenues from Unity were not material for the year ended March 31, 1999.

Net sales to the Company's strategic partner sales channel increased 55.9% to $19.2 million in 1999 from $12.3 million in 1998. Net sales to strategic partners represented 30.7% and 23.1% of total net sales for the fiscal years 1999 and 1998, respectively. Embedded sytems and Lingo revenues accounted for the majority of the increase in net sales to strategic partner customers. These two products were introduced during the second half of fiscal year 1998 and the benefit of a full year's sales of these products in fiscal 1999 resulted in a five-fold increase in embedded systems revenue and more than a ten-fold increase in Lingo revenue. Sales of embedded systems benefited from the success of NEC's ElectraElite switch sales, a high percentage of which are now sold with voice mail. In fiscal 1999, the strategic partner sales channel experienced growth in larger system sales, and year over year revenue from all major strategic partners increased. The Company reached an agreement with Alcatel in the quarter ended March 31, 1999 to jointly develop and deliver a fully customized Unity-based product to Alcatel customers. As of March 31, 1999 the Company had 11 significant strategic partner relationships. The largest corporate customer represented 65% of total strategic partner sales, and 20% of total Company net sales.

Net sales to the international sales channel grew 11.2% in 1999 to $8.8 million from $7.9 million in 1998. International sales represented 14.1% and 14.9% of total net sales for fiscal years 1999 and 1998, respectively. The increase in international sales can be partially attributed to the success of the international rollout of the Company's Lingo product, particularly in the United Kingdom and Australia/Pacific markets. In addition, the Company continued to successfully supply Replay systems to Crane Telecommunications in the United Kingdom. The Company's sales in the Asia/Pacific region continued to struggle due to the effects of the weak Asian economy in the first half of the year but began to improve during the second half of fiscal 1999. The Company continued to see the positive results of its product localization efforts for various mainland European countries, as evidenced by the increase in Replay and Replay Plus units shipped there. The Company continued to increase its volume of business with Phillips, and anticipated further development of this relationship with the release of an embedded product to Phillips in fiscal 2000. Recent developments in the international channel included the opening of new sales offices in Germany and Italy.

Other revenue comprised 4.1%, or $2.5 million, of the Company's fiscal 1999 net sales, compared to 3.8%, or $2.0 million in fiscal 1998. This increase primarily represented revenue contributed from the Company's Pronexus subsidiary, which grew 50% in fiscal 1999 compared to the prior fiscal year.


GROSS PROFIT
                                     2000       Change       1999      Change       1998
---------------------------------------------------------------------------------------------
(Dollars in thousands)
Gross profit                        $43,292      28.2%     $33,756      11.0%      $30,402
Percentage of net sales              58.2%                  53.9%                   56.9%
---------------------------------------------------------------------------------------------


The Company's gross margin varies in part depending upon the mix of higher-margin voice board-and-software kit sales (offered to all customers) and software-only sales, such as embedded systems (available only to strategic partner accounts) as opposed to turnkey system sales (which include the cost of a PC and other related hardware). The proportion of sales contributed from each distribution channel also affects the overall gross margin, as international sales have historically had higher gross margins than sales through the other distribution channels.

Fiscal 2000 Compared to Fiscal 1999

Gross margin as a percentage of net sales was 58.2% in 2000, compared to 59.9% in 1999. The increase in gross margin percentage in 2000 is primarily attributable to increased unit sales of software-only embedded products to certain of the Company's strategic partners. Lower PC hardware component costs also contributed to the increase in gross margin percentage, reflected primarily in improved gross margins of the Company's Repartee product, particularly through the dealer channel. In addition, the Company sold a higher proportion of software under the Y2K upgrade program during the year ended March 31, 2000 when compared to the previous year, contributing to the increased gross margin percentage. Sales of Unity also contributed to improved gross margin percentages, due to the higher software content of most Unity sales as a percentage of product revenues when compared to traditional sales.

Fiscal 1999 Compared to Fiscal 1998

Gross margin as a percentage of net sales was 53.9% in 1999, compared to 56.9% in 1998. The decrease in gross margin percentage in 1999 is primarily atributable to a substantial portion of revenue consisting of the Company's Y2K upgrade program. The PC hardware components of the Company's products carry a lower gross margin percentage, and the percentage of revenue from each unit sold under the Y2K program attributable to PC hardware is greater than in the Company's non-Y2K business. Another factor contributing to the decline was the continuing shift of a larger portion of the Company's revenue through the strategic partner channel, which has resulted in increased unit volume at the expense of higher margin percentages. Specifically, the Company's Lingo sales, which contribute a higher proportion of margin dollars in fiscal 1999 than the prior fiscal year, but at a lower gross margin percentage, also accounted for the decline in gross margin percentage between the comparable periods. The overall decline was partially offset by the Company's embedded systems, which carry a higher software component than traditional turnkey system sales.


OPERATING EXPENSES:


RESEARCH AND DEVELOPMENT
                                     2000       Change       1999      Change       1998
---------------------------------------------------------------------------------------------
(Dollars in thousands)
Research and development            $15,848      9.7%      $14,450      48.2%      $9,752
Percentage of net sales              21.3%                  23.1%                   18.3%
---------------------------------------------------------------------------------------------

Fiscal 2000 Compared to Fiscal 1999

The Company increased research and development expenses in 2000 to $15.8 million (21.3% of net sales) from $14.4 million (23.1% of net sales) in 1999. The increase in research and development expenses for the fiscal year ended March 31, 2000 was primarily attributable to an increase in compensation-related costs. The increased compensation expense was associated with additional engineering and development personnel and higher engineering salaries due to the competitive nature of the labor market and the Company's effort to attract and retain skilled employees. The higher compensation expense included payroll taxes associated with the exercise of non-qualified stock options by research and development employees. Subsequent to the initial release of Unity, the Company's research and development personnel continued to add features and enhance the functionality of the product. The Company also continues to allocate substantial resources to the localization of products for international markets and customization of products for strategic partner accounts.

The Company believes that in order to remain competitive in a rapidly changing technological environment, it will continue to be necessary to allocate significant resources to the development of new products, globalization of products for international markets and customization of products for strategic partners. The general release of Unity 2.0 completed in March 1999 has caused the growth rate of research and development expenditures to slow in comparison to the last year, but the Company expects that these expenses as a percentage of sales will vary from period to period.

Fiscal 1999 Compared to Fiscal 1998

The Company increased research and development expenses in 1999 to $14.4 million (23.1% of net sales) from $9.8 million (18.3% of net sales) in 1998. The increase in research and development expenses was primarily due to the acceleration of the development effort associated with the Company's Windows NT-based product, Unity. The substantial development resources required to build a native NT unified messaging product from the ground up necessitated the dollar growth in research and development expenses. As the development expenditures associated with Unity, which was released at the end of the fourth quarter of fiscal 1999, were in advance of actual product revenues, the research and development expenses as a percentage of sales also increased. Contract development staff and employee compensation-related expenses were the largest components of the increase. A one-time bonus in the fourth quarter of fiscal 1999 was awarded to the Unity development staff for meeting the product's targeted release date, and accounted for approximately 10% of the incremental expenses. The customization of products for the Company's strategic partners and the ongoing globalization of products for international markets also contributed to the increase. In addition, the competitive nature of the labor market and the Company's effort to attract and retain skilled employees led to an overall increase in engineering salaries.


SALES AND MARKETING
                                     2000       Change       1999      Change       1998
---------------------------------------------------------------------------------------------
(Dollars in thousands)
Sales and marketing                 $23,116      31.2%     $17,613      13.0%      $15,585
Percentage of net sales              31.1%                  28.1%                   29.2%
---------------------------------------------------------------------------------------------


Fiscal 2000 Compared to Fiscal 1999

Sales and marketing expenses increased 31.2% to $23.1 million in 2000 from $17.6 million in 1999. The increase in sales and marketing expenses during the fiscal year ended March 31, 2000 was primarily attributable to increased compensation-related expenses associated with the growth in sales and marketing personnel and higher commissions due to increased sales levels. Sales and marketing expenses also increased as a result of restructuring sales channels and investing in the development of new sales channels to take advantage of opportunities in the Enterprise and IP markets. Travel expenses also contributed to the increase, particularly as a result of increased business through the Company's international sales channels and the roll-out of products to strategic partners Alcatel, Siemens and Phillips on the European continent. The Company continues to devote resources to the development of training programs to improve its customers' technical and sales knowledge and better leverage sales of the Unity product. Sales and marketing expenses include both costs that are essentially fixed as well as costs that vary from period to period relative to sales volume and thus can be expected to fluctuate both in dollar amount and as a percentage of net sales from period to period.

Fiscal 1999 Compared to Fiscal 1998

Sales and marketing expenses increased 13.0% to $17.6 million in 1999 from $15.6 million in 1998. The increase in sales and marketing expenses for the fiscal year ended March 31, 1999 was primarily attributable to increased compensation-related expenses associated with growth in sales and marketing personnel and higher commissions due to increased sales levels. Leveraging these additional expenses over a growing revenue base resulted in a decline in sales and marketing expenses as a percentage of net sales. The increase in unit volume also caused expenses to be higher when compared to the prior year, as more resources were devoted to supporting a larger number of systems. Training expenses and technical staff were necessary to strengthen the Company's product support infrastructure in preparation for the release of Unity.


GENERAL AND ADMINISTRATIVE
                                     2000       Change       1999      Change       1998
---------------------------------------------------------------------------------------------
(Dollars in thousands)
General and administrative          $9,383       15.0%      $8,161      32.1%      $6,177
Percentage of net sales              12.6%                  13.0%                   11.6%
---------------------------------------------------------------------------------------------

Fiscal 2000 Compared to Fiscal 1999

General and administrative expenses increased 15% to $9.4 million in 2000 from $8.1 million in 1999. The increase in general and administrative expenses for the fiscal year ended March 31, 2000 was primarily attributable to increased compensation-related expenses due to the hiring of additional general and administrative personnel and higher salary levels. Consulting expenses associated with the implementation of the Company's accounting and manufacturing system also contributed to the increase. Legal costs, primarily related to intellectual property, litigation and contract matters, also increased significantly over the prior periods. These expenses were mitigated to an extent by the reduction of bad debts expense, due to improved collection statistics, and a decrease in bonuses awarded to executive personnel. General and administrative expenses, being relatively fixed in nature, can be expected to fluctuate as a percentage of net sales from period to period.


Fiscal 1999 Compared to Fiscal 1998

The majority of the increase in general and administrative expenses for the year ended March 31, 1999 was attributable to higher compensation-related expenses. Specifically, the Company added information system staff and devoted more resources to internal workstation and network support. Depreciation associated with the Company's continued investment in its management information system infrastructure as well as higher software costs also contributed to the increase. The Company's international general and administrative expenses also increased when compared to the prior year, due to the acquisition of its European distributor in mid-fiscal 1998, and to the conversion of its Australian and UK offices from branch to subsidiary operations.

LICENSE FEE

In October 1999, the Company entered into a cross-licensing agreement with Lucent Technologies, Inc. under which the parties released each other from claims of patent infringement and granted each other a five year license to use the respective patents. Based on an assessment of the age and use of the technology of the underlying Lucent patents, the related claims by Lucent and the Company's recent revenue composition, the Company estimated that $2.5 million of the net settlement was attributable to the release from claims relating to prior periods. The remaining balance of $0.5 million was estimated to be attributable to the five year license to use the Lucent patents, net of the estimated value of the Company's patented technology being licensed to Lucent. Accordingly, the $2.5 million has been recognized as a License Fee for the year ended March 31, 2000. The remaining balance of $0.5 million is capitalized as other long-term assets and is amortized on a straight-line basis as cost of goods sold over the estimated remaining useful life of three years. See Note 9 of "Notes to Consolidated Financial Statements."


INTEREST EXPENSE AND INTEREST INCOME

                                     2000       Change      1999       Change       1998
---------------------------------------------------------------------------------------------
(Dollars in thousands)
Interest expense                    ($338)      227.7%     ($103)      100.0%
Interest income                      $849       102.6%      $419       (26.9%)      $573
---------------------------------------------------------------------------------------------

Fiscal 2000 Compared to Fiscal 1999

Interest expense increased to $0.3 million in 2000 from $0.1 million in 1999. The increase in interest expense for the fiscal year ended March 31, 2000 was primarily attributable to $4.0 million advanced under a borrowing agreement with a significant customer, which was converted into common stock in connection with the exercise of a stock purchase warrant. The increase in interest income was primarily due to higher average invested cash and marketable security balances. Average invested cash and marketable security balances increased as a result of the $18.0 million sale of technology assets on June 30, 1999, described below. Balances also increased due to the exercise of employee stock options and the stock purchase warrant. See "Liquidity and Capital Resources."

Fiscal 1999 Compared to Fiscal 1998

The Company incurred interest expense in 1999 of $0.1 million as it borrowed against its line of credit to fund operations. Interest income decreased to $0.4 million in 1999 from $0.6 million in 1998. The decrease in interest income was primarily attributable to lower average invested cash and marketable security balances as the Company allowed its investments to mature without reinvesting the proceeds. Average cash and marketable security balances decreased due primarily to the Company's net loss.

GAIN ON SALE OF TECHNOLOGY

On June 30, 1999, the Company sold real-time Internet communications technology and related intangible assets (the Technology) for $18.0 million. Legal and compensation costs associated with the transaction were approximately $1.5 million, resulting in a $16.5 million gain, or $13.0 million after tax. See Note 10 of "Notes to Financial Statements."

IMPAIRMENT OF STRATEGIC INVESTMENT

During the year ended March 31, 2000, the Company recorded a $1.2 million impairment loss on a strategic investment. The loss represented the Company's $1.0 million investment for an 8% ownership interest in a small hardware vendor, plus an additional $169,000 temporarily advanced for working capital. Greater than one-half of the vendor's total sales were made to the Company. The impairment was recorded due to the uncertain financial viability of the vendor due to the Company's selection of an alternate source for the components supplied by the vendor. See Note 11 of "Notes to Consolidated Financial Statements."


INCOME TAX BENEFIT (PROVISION)

                                     2000       Change       1999      Change       1998
---------------------------------------------------------------------------------------------
(Dollars in thousands)
Income tax                         ($2,015)     254.1%      $1,308      89.8%       $689
Effective tax rate                   24.4%                  21.3%                  127.8%
---------------------------------------------------------------------------------------------

Variations in the customary relationship between the income tax provision and the statutory income tax rate of 34% result from certain nondeductible expenses, tax exempt investment income, research and development tax credits, and the benefit provided by the Company's foreign sales corporation. The Company expects the effective tax rate to fluctuate in the future due to the impact of utilizing net operating loss carryforwards and research and development tax credits, tax exempt interest income, and tax benefits of the foreign sales corporation. In addition, the Company anticipates that its operations may fall under the jurisdiction of additional taxing authorities as its operations continue to expand into new geographical areas.


Fiscal 2000 Compared to Fiscal 1999

The Company's effective tax rate was 24.4% in the fiscal year ended March 31, 2000. As a result of the first quarter gain on the sale of technology assets described above, the Company reversed the previously established valuation allowance of $885,000 on deferred tax assets. Research and Development credits reduced the Company's effective tax rate by 5%.

Under Financial Accounting Standard No. 109, "Accounting for Income Taxes" (FAS
109), a deferred tax asset is recognized for deductible future temporary differences. A valuation allowance against this asset is recognized if, based upon the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. FAS 109 requires an assessment of all available evidence both positive and negative. For the year ended March 31, 2000 the Company established a full valuation allowance of $3,361,000 against its deferred tax assets, primarily due to the Company's operating losses generated in each of the past three years. As a result, the Company will generally not record financial tax expense or benefit until such time it is determined that its deferred tax assets are realizable, and that a valuation allowance is no longer necessary. There can be no assurance that the Company will generate taxable income or that all of its deferred tax assets will be realized. See Note 6 of the "Notes to Consolidated Financial Statements."

During fiscal 2000 the Company generated net operating loss carryforwards primarily attributable to significant tax deductions related to the exercise of stock options in the fourth quarter of fiscal 2000. These tax deductions resulted in the Company being able to file for a refund of income taxes previously paid. These deductions also directly impacted the need to establish a full valuation allowance, as discussed above. Accordingly, the charge for the establishment of the valuation allowance has been recorded net of the benefit of stock option deductions recorded in stockholders' equity. Future reductions of this valuation allowance, if any, will be recorded as an increase in stockholders' equity.

Fiscal 1999 Compared to Fiscal 1998

The Company's effective tax rate decreased to 21.1% (benefit rate as a result of pretax losses) in 1999 from 127.8% in 1998. During the year the Company exhausted all net operating loss (NOL) carrybacks. Remaining NOL's were carried forward. As a result of the Company's pretax losses for the year ended March 31, 1999, the Company received a refund of income taxes previously paid.


NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

                                     2000        Change        1999       Change       1998
-----------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
Net income (loss)                   $6,127      2,246.3%     ($4,916)   (2,846.4%)     $179
Percentage of net sales              8.2%                     (7.8%)                   0.3%
Earnings (loss) per share:
   Basic                             $0.62      2,192.3%     ($0.52)    (2,700.0%)    $0.02
   Diluted                           $0.57      2,096.2%     ($0.52)    (2,700.0%)    $0.02
-----------------------------------------------------------------------------------------------

Fiscal 2000 Compared to Fiscal 1999

The net income and earnings per share for the year ended March 31, 2000 increased in comparison to 1999 primarily as a result of the gain on sale of technology assets described above. In addition, operating results before one-time items improved as revenue growth exceeded growth in operating expenses. An increase in gross margin percentage also contributed to the improvement in net income and earnings per share. Exercises of employee stock options and stock warrants by the Company's largest customer resulted in an increase in the number of common and common equivalent shares outstanding when compared to the prior year.

Fiscal 1999 Compared to Fiscal 1998

Net income (loss) and earnings (loss) per share for the year ended March 31, 1999 decreased in comparison to 1998 was primarily a result of the increased operating expenses, as discussed above under the individual income statement captions. The Company believes these investments were essential to prepare for new product direction and future growth. These investments in the development, marketing and support of new products continued into the next year. Furthermore, the declines in gross margin as a percentage of net sales also contributed to the decreases in net income and earnings per share. The number of common and common equivalent shares outstanding during the two periods was comparable.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities increased to $23.2 million, or 43.8% of total assets, at March 31, 2000 from $4.5 million, or 11.6% of total assets, at March 31, 1999. The increase is due primarily to the $18.0 million proceeds from the sale of technology during the quarter ended June 30, 1999 (see above). The Company also received proceeds of $6.5 million from the exercise of stock warrants by a significant customer (see below), as well as additional proceeds from the exercise of employee stock options. The proceeds from these transactions were offset by the Company's net operating loss. Cash flow used in operations totaled $7.6 million during the twelve months ended March 31, 2000 compared to $727,000 in 1999. The Company had net working capital of $35.0 million at March 31, 2000.

Accounts receivable, net of allowances, decreased to $8.1 million at March 31, 2000 from $13.7 million at March 31, 1999. The decrease in accounts receivable balances was due primarily to lower net sales in the fourth quarter of the current fiscal year compared to net sales in the comparable quarter of the prior fiscal year. Days' sales outstanding at March 31, 2000 declined approximately 2.6% from March 31, 1999. Inventory increased to $8.5 million at March 31, 2000 from $5.9 million at March 31, 1999, as the Company secured a large purchase of PC platforms at favorable terms during the quarter ended December 31, 1999.

During the fiscal year ended March 31, 2000 the Company made $3.0 million in capital expenditures, compared to $2.8 million during 1999. Approximately $1.2 million of the additions during the year ended March 31, 2000 represented the Company's investment in a new accounting and manufacturing business system that was implemented during the year. The majority of the remaining capital expenditures during fiscal year 2000 consisted of computer hardware and software used to augment the Company's management information systems infrastructure, as well as additions and upgrades of computer equipment for employees. The Company currently has no specific commitments with respect to future capital expenditures, but expects to spend an aggregate of approximately $2.0 million for the next fiscal year.

The Company has a $10.0 million revolving credit line from a bank for financing working capital. No borrowings were outstanding under this agreement as of March 31, 2000. The agreement expires on June 30, 2000. The Company is currently in the process of negotiating a renewal. There is no guarantee that the Company will be able to amend or extend its existing agreeement or that alternative financing will be available in amounts or at terms favorable to the Company. Should the Company be unsuccessful in extending its existing revolving line of credit facility, there is no assurance that the Company will have sufficient resources to finance its operations.

During the year ended March 31, 2000, the Company's largest customer exercised a warrant and purchased 1,000,000 shares of the Company's common stock at $6.50 per share. The customer completed the transaction in two steps. On November 5, 1999 the customer exercised a warrant and purchased 615,384 shares, canceling the outstanding $4.0 million balance on a related borrowing agreement initiated earlier in fiscal 2000. On March 8, 2000 the customer exercised and purchased the remaining 384,616 shares for $2.5 million.

The Company believes that ongoing maturity of securities in its investment portfolio, together with cash flow from operations and the financing arrangements described above will provide sufficient resources to finance operations for at least the next year.


YEAR 2000 UPDATE

An issue that affected the Company and others is the inability of many computer systems and applications to correctly process date data in and between the twentieth and twenty-first centuries. The Company completed its assessment of the year 2000 readiness of its internal business process systems and applications and crossed in January 2000 without significant disruption. The Company believes that its internal systems are year 2000 ready, but intends to continue monitoring its systems through the year 2000. The Company has spent approximately $100,000 to replace or upgrade internal systems solely to achieve year 2000 readiness, and does not anticipate further expenditures.

The Company also implemented programs to assist customers with older versions of its products in obtaining year 2000 readiness by making software upgrades or replacement hardware available and offering programs for migrations to current product versions. The Company estimates that the cost of creating software patches and administering its upgrade programs for customers was approximately $400,000, and does not anticipate further expenditures. However, the Company is dependent on its customers to have taken any necessary steps, and if any customers have not or do not make any necessary modifications, conversions, migrations, or upgrades, it could have a material adverse effect on the Company in the form of legal costs or the loss of customers.

The Company has been served with four class action lawsuits, one each in Alabama, Indiana, Massachusetts, and Texas state courts, related to the alleged inability of the Company's Replay, Replay

Plus and Repartee products released prior to Repartee 7.44 to function properly with respect to the year 2000. The plaintiffs in the suits seek to require the Company to remedy the alleged defect in these products and also seek damages. The Company has filed its answers in Alabama, Indiana, Massachusetts, and Texas. The Company believes that the claims stated in the cases are without merit, that the cases are not appropriate for class action, and the Company intends to defend itself vigorously. In the Massachusetts action, the Massachusetts Superior Court has denied without prejudice plaintiff's motion for class certification on the grounds that the plaintiff failed to meet its burden in establishing the requirements for class certification. Due to the preliminary status of the proceedings, it is not possible to predict the ultimate outcome of the cases or their financial impact on the Company.

The Company contacted its third-party suppliers to assess and seek reasonable assurances concerning the year 2000 readiness of their products and has contacted its primary suppliers concerning the year 2000 readiness of their internal systems as well. The Company does not believe its third-party suppliers experienced any significant disruptions. The Company also requested and assessed any available information from major customers concerning their internal year 2000 readiness. The Company does not believe its major customers experienced any significant disruptions.

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

- Risks associated with the Company's effort to move into the larger end user market, such as product acceptance, long sales cycles and failure to have the adequate infrastructure to support large enterprises, could affect the Company's future performance.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not use or hold any derivative financial instruments. The Company is exposed to both foreign currency and interest rate risk, either of which could have an adverse effect on the Company's results of operations, financial position or cash flows. The Company has assets and liabilities denominated in certain foreign currencies related to international sales, distribution and support subsidiaries. The Company has not hedged its translation risk on these assets and liabilities as the Company has the ability to hold them for an indefinite period and does not expect that a sudden or significant change in foreign exchange rates would have a material impact on results of operations, financial position or cash flows. The Company generally invests in high-grade commercial paper and municipal securities, which are classified as available-for-sale, to minimize its exposure to interest rate risk. The Company believes that the market risk associated with its marketable security holdings is not material. See Note 2 and Note 13 of "Notes to Consolidated Financial Statements."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            ACTIVE VOICE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                         Year Ended March 31,
                                                             ----------------------------------------------
                                                                 2000            1999            1998
                                                             --------------  --------------  --------------
Net sales                                                        $74,427         $62,640         $53,385
Cost of goods sold                                                31,135          28,884          22,983
                                                             --------------  --------------  --------------
Gross profit                                                      43,292          33,756          30,402

Operating expenses:
  Research and development                                        15,848          14,450           9,752
  Sales and marketing                                             23,116          17,613          15,585
  General and administrative                                       9,383           8,161           6,177
  Non-recurring charge for licensed
    technology                                                     2,521               -               -
                                                             --------------  --------------  --------------
Total operating expenses                                          50,868          40,224          31,514
                                                             --------------  --------------  --------------
Operating income (loss)                                           (7,576)         (6,468)         (1,112)

Interest expense                                                    (338)           (103)              -
Interest income                                                      849             419             573
Impairment of strategic investment                                (1,169)              -               -
Gain on sale of technology assets                                 16,504               -               -
                                                             --------------  --------------  --------------
Income (loss) before income taxes and
  minority interest                                                8,270          (6,152)           (539)

Income tax benefit (provision)                                    (2,015)          1,308             689
Minority interest in (earnings) loss
  of consolidated subsidiary                                        (128)            (72)             29
                                                             --------------  --------------  --------------

NET INCOME (LOSS)                                                  $6,127        $(4,916)          $ 179
                                                             ==============  ==============  ==============

EARNINGS (LOSS) PER SHARE:
  Basic                                                             $0.62         $(0.52)          $0.02
                                                             ==============  ==============  ==============
  Diluted                                                           $0.57         $(0.52)          $0.02
                                                             ==============  ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                            ACTIVE VOICE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                          (In thousands, except shares)


                                                                                  March 31,
                                                                     -------------------------------------
                                                                          2000                 1999
                                                                     ----------------     ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $ 15,557              $ 1,692
  Marketable securities                                                       3,907                1,113
  Accounts receivable, less allowances
    of $1,675 ($1,700 in 1999)                                                8,064               13,676
  Inventories                                                                 8,546                5,924
  Income taxes receivable                                                     3,356                  741
  Deferred tax asset                                                              -                1,650
  Prepaid expenses and other assets                                           1,682                3,217
                                                                     ----------------     ----------------
      Total current assets                                                   41,112               28,013

Marketable securities                                                         3,745                1,701
Furniture and equipment, net                                                  5,793                4,602
Other assets                                                                  2,399                4,377
                                                                     ----------------     ----------------
      TOTAL ASSETS                                                          $53,049              $38,693
                                                                     ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $1,681               $5,001
  Accrued compensation and benefits                                           2,553                2,500
  Other accrued expenses                                                      1,831                2,206
                                                                     ----------------     ----------------
      Total current liabilities                                               6,065                9,707

Commitments

Minority interest                                                                72                   (55)


Stockholders' equity:
  Preferred stock, no par value:
    Authorized shares - 2 million - none outstanding
  Common stock, no par value:
    Authorized shares - 60 million
    Issued and outstanding shares - 11,163,792 at March 31,
    2000 and 9,333,728 at March 31, 1999                                     26,798               17,314
  Retained earnings                                                          20,013               13,980
  Accumulated other comprehensive income                                        101                   20
  Less 790,306 repurchased shares at March 31, 1999                                -              (2,273)
                                                                     ----------------     ----------------
Total stockholders' equity                                                   46,912               29,041
                                                                     ----------------     ----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $53,049              $38,693
                                                                     ================     ================

The accompanying notes are an integral part of these consolidated financial statements.

                            ACTIVE VOICE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                               Year Ended March 31,
                                                         --------------------------------
                                                           2000        1999        1998
                                                         --------    --------    --------
OPERATING ACTIVITIES
Net income (loss)                                        $  6,127    $ (4,916)   $    179

Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
        Depreciation and amortization                       2,034       1,882       1,494
        Provisions for accounts receivable                     93         287        (155)
        Deferred income taxes                               1,669        (306)       (347)
        Loss (gain) on disposal of equipment                  (12)         59          49
        Minority interest in earnings (loss) of
            consolidated subsidiary                           128          72         (29)
        Gain on sale of technology assets                 (16,504)       --          --
        Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable      5,519      (2,572)       (826)
            Decrease (increase) in inventories             (2,622)      4,198      (3,113)
            Decrease (increase) in prepaid expenses
               and other assets                               843      (2,394)     (2,430)
            Increase (decrease) in accounts payable        (3,320)      1,057       1,602
            Increase (decrease) in other liabilities       (1,577)      1,906        (354)
                                                         --------    --------    --------
NET CASH USED IN OPERATING ACTIVITIES                      (7,622)       (727)     (3,930)

INVESTING ACTIVITIES
Purchases of marketable securities                         (9,890)       --        (2,294)
Proceeds from sales of marketable securities                4,997       4,258       9,006
Proceeds from sale of technology assets                    18,000        --          --
Acquisition of business                                      --          --          (467)
Purchases of furniture and equipment                       (3,008)     (2,766)     (2,495)
                                                         --------    --------    --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                  10,099       1,492       3,750

FINANCING ACTIVITIES
Proceeds from employee stock option and stock
    purchase plans                                          4,847         484         644
Effect of Phonesoft merger                                    (76)       --           (17)
Proceeds from exercise of common stock warrant              6,500        --          --
Repurchase of common stock                                   --        (1,131)       (416)
                                                         --------    --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        11,271        (647)        211

Effect of exchange rate changes on cash
    and cash equivalents                                      117          (4)          5
                                                         --------    --------    --------
Increase in cash and cash equivalents                      13,865         114          36
Cash and cash equivalents at beginning of year              1,692       1,578       1,542
                                                         --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 $ 15,557    $  1,692    $  1,578
                                                         ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                            ACTIVE VOICE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (In thousands, except shares)



                                       Common Stock                   Accumulated
                                  -----------------------                Other                      Total
                                     Shares               Retained   Comprehensive  Repurchased  Stockholders'
                                  Outstanding   Amount    Earnings      Income        Shares        Equity
                                  ----------------------------------------------------------------------------

Balance at April 1, 1997            9,406,316   $17,004     $19,008            $7       $(1,952)     $34,067
  Issuance of shares upon
    exercise of stock options         107,426        27        (160)             -          451          318
  Issuance of shares related to
    employee stock purchase plan       64,158       124         (12)             -          214          326
  Tax benefit related to
    employee stock plans                    -       108            -             -             -         108
  Repurchase of common stock          (80,000)         -           -             -         (416)        (416)
  Comprehensive income:
    Net unrealized gain on
      marketable securities                  -         -           -           30              -          30
    Translation adjustment                                                      3              -           3
    Net income                               -         -        179             -              -         179
                                                                                                 -------------
    Total                                                                                                212
                                  ----------------------------------------------------------------------------
Balance at March 31, 1998           9,497,900    17,263      19,015            40        (1,703)      34,615
  Issuance of shares upon
    exercise of stock options           7,500         1         (11)             -           22           12
  Issuance of shares related to
    employee stock purchase plan      148,328        41        (108)             -          538          472
  Tax benefit related to
    employee stock plans                     -        9            -             -             -           9
  Repurchase of common stock         (320,000)         -           -             -       (1,131)      (1,131)
  Comprehensive income:
    Net unrealized loss on
      marketable securities                  -         -           -          (11)             -         (11)
    Translation adjustment                   -         -           -           (9)             -          (9)
    Net loss                                 -         -     (4,916)             -             -      (4,916)
                                                                                                 -------------
    Total                                                                                             (4,936)
                                  ----------------------------------------------------------------------------
Balance at March 31, 1999           9,333,728    17,314      13,980            20        (2,273)      29,041
  Issuance of shares upon
    exercise of stock options         724,546     3,808         (10)             -          372        4,170
  Issuance of shares related to
    employee stock purchase plan      105,518       455          (4)             -          226          677
  Tax benefit related to
    employee stock plans                     -      241            -             -             -         241
  Conversion of debt and
    exercise of warrants            1,000,000     4,976            -             -         1,675       6,651
  Contributed capital, Phonesoft             -        4            -             -             -           4
  Dividends, Phonesoft                       -         -        (80)             -             -         (80)



  Comprehensive income:
    Net unrealized loss on
      marketable securities                  -         -           -          (36)             -         (36)
    Translation adjustment                   -         -           -           117             -         117
    Net income                               -         -       6,127             -             -       6,127
                                                                                                 -------------
    Total                                                                                              6,208
                                  ----------------------------------------------------------------------------
Balance at March 31, 2000          11,163,792   $26,798     $20,013          $101            $0      $46,912
                                  ============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                            ACTIVE VOICE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Active Voice Corporation (the Company) is a leading manufacturer of call processing, including unified messaging systems and PC-based computer telephony integration (CTI) solutions. The Company's products are sold worldwide through a global network of independent telecommunications dealers, telephone equipment manufacturers and computer resellers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The local currency is considered the functional currency of the Company's foreign operations. Financial statements of foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues and expenses. Resulting translation adjustments are excluded from results of operations and reported in accumulated other comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Excess cash is primarily invested in treasury bills, securities of government agencies, and commercial paper. Cash equivalents are carried at amortized cost, which approximates fair market value.

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

The Company currently purchases the majority of its voice boards, a significant component of its products, from one supplier. Although there are a limited number of manufacturers of voice boards, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

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

Effective April 1, 1998, the Company changed its method of depreciation for furniture and equipment placed in service after March 31, 1998 from an accelerated method to the straight-line method and shortened the estimated useful lives of some computer equipment from five years to three years. The Company changed its method of depreciation based on management's belief that the straight-line method provides a better matching of revenue and expense and that it is the predominant industry practice. Estimated useful lives of computer equipment were shortened due to rapid technological obsolescence associated with these assets. These changes did not have a material effect on the Company's results of operations for the years ended March 31, 2000 or 1999.

Goodwill

Goodwill represents costs in excess of the fair market value of net assets of acquired businesses. Goodwill is being amortized over periods ranging from three to five years, using the straight-line method. The carrying value of goodwill is reviewed periodically. In the event that the sum of expected undiscounted future cash flows is less than the reported book value, the carrying value will be reduced to its fair value. Cumulative amortization expense as of March 31, 2000 was $641,000, and amortization expense for the years ended March 31, 2000, 1999 and 1998 amounted to $206,000, $229,000 and $182,000, respectively. The net book value of goodwill, which is included in other assets, was $271,000 at March 31, 2000.

Revenue Recognition

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

The Company allows product returns without charge within the initial thirty days following the date of sale and provides an allowance for estimated returns based on historical experience. The Company generally offers a one-year warranty on its software products. As the cost of software replacement under the warranty is not significant, the Company does not provide for future warranty claims.

Software Development Costs

No software development costs have been capitalized to date. Under the Company's current practices of developing new products and enhancements, the technological feasibility of the underlying software is not established until substantially all related product development is complete and the product is released for production.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred $113,000, $263,000 and $172,000 in advertising costs during the years ended March 31, 2000, 1999 and 1998, respectively.

Stock-Based Compensation

The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant, over the stock option exercise price.

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

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in the financial statements. Unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments are reported as components of other comprehensive income.

Business Segments

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company maintains single sales, marketing, research and development and administrative functions for all of its products and geographic regions. Based on the criteria of SFAS No. 131, the Company has determined that it has a single reportable segment, computer telephony products.

Recent Accounting Standards

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies and is not anticipated to have a material impact on the Company's consolidated results of operations, financial position or cash flows. The Company will continue to monitor the possible effect of further interpretations of SAB 101.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure these derivatives at fair value. SFAS No. 133 also specifies a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. The Company does not expect the adoption of this Statement to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

The following is a summary of marketable securities at March 31 (in thousands), all of which are classified as available-for-sale:


               2000                  Amortized Cost        Gross         Gross
                                                        Unrealized     Unrealized       Estimated Fair
                                                           Gains         Losses              Value
----------------------------------------------------------------------------------------------------------
Municipal bonds:
Due in one year or less                        $3,914              $ 1            ($  8)           $3,907
Due after one year through three
  years                                         3,758                2              (15)            3,745
----------------------------------------------------------------------------------------------------------

                                               $7,672               $3             ($23)           $7,652
----------------------------------------------------------------------------------------------------------


                                                           Gross            Gross
               1999                  Amortized Cost      Unrealized       Unrealized   Estimated Fair
                                                           Gains            Losses            Value
----------------------------------------------------------------------------------------------------------
Municipal bonds:
Due in one year or less                        $1,107              $ 6                $0           $1,113
Due after one year through three
  years                                         1,673               28                $0            1,701
----------------------------------------------------------------------------------------------------------

                                               $2,780              $34                $0           $2,814
----------------------------------------------------------------------------------------------------------

Net unrealized holding gains (losses) of $(36,000), $(11,000) and $30,000, net of federal income taxes were included in comprehensive income during the years ended March 31, 2000, 1999 and 1998, respectively.

NOTE 3. INVENTORIES

Inventories are comprised of the following (in thousands):


March 31,                                                                    2000                  1999
--------------------------------------------------------------------------------------------------------
Computer equipment                                                         $6,156                $3,049
Custom component parts                                                      1,297                 1,918
Supplies                                                                    1,093                   957
--------------------------------------------------------------------------------------------------------
                                                                           $8,546                $5,924
--------------------------------------------------------------------------------------------------------

NOTE 4.  FURNITURE AND EQUIPMENT

Major classes of furniture and equipment are as follows (in thousands):


March 31,                                                                    2000                  1999
--------------------------------------------------------------------------------------------------------
Office and computer equipment                                             $9,505                $7,147
Furniture and fixtures                                                     2,564                 2,390
Leasehold improvements                                                       914                   587
--------------------------------------------------------------------------------------------------------
                                                                          12,983                10,124

Accumulated depreciation                                                  (7,190)               (5,522)
--------------------------------------------------------------------------------------------------------
                                                                          $5,793                $4,602
--------------------------------------------------------------------------------------------------------

NOTE 5 . LINE OF CREDIT

The Company has a $10.0 million revolving line of credit from a bank secured by the Company's marketable securities portfolio. Borrowings under this agreement bear interest at the bank's prime rate less .25% or at LIBOR plus 1.5%, at the election of the Company. At March 31, 2000 and 1999 there were no borrowings outstanding under this agreement. This agreement contains financial covenants that require the Company to maintain certain financial ratios. Borrowings under this agreement are payable on demand if these covenants are not met, or upon the expiration of the agreement in June 2000.

NOTE 6. INCOME TAXES

Income (loss) before income taxes consisted of (in thousands):


Year ended March 31,                                         2000               1999              1998
------------------------------------------------ ----------------- ------------------ -----------------
Domestic                                                  $9,321            $(5,517)            $(518)
Foreign                                                   (1,051)              (635)              (21)
------------------------------------------------ ----------------- ------------------ -----------------
                                                          $8,270            $(6,152)            $(539)
------------------------------------------------ ----------------- ------------------ -----------------

The benefit (provision) for income taxes, primarily related to U.S. federal income taxes, is as follows (in thousands):


Year ended March 31,                                    2000               1999              1998
------------------------------------------------ ----------------- ------------------ -----------------
Current taxes on income                                  $(3,701)             $1,003              $342
Deferred income taxes                                      1,686                 305               347
------------------------------------------------ ----------------- ------------------ -----------------
                                                         $(2,015)             $1,308              $689
------------------------------------------------ ----------------- ------------------ -----------------

Significant components of the Company's deferred tax asset are as follows (in thousands):


March 31,                                                                    2000                  1999
----------------------------------------------------------- ---------------------- ---------------------
Accounts receivable allowances                                             $ 570                 $ 578
Inventory valuation allowances                                               190                   233
Accrued compensation and benefits                                            391                   292
Accrued royalties                                                            106                   318
Net operating loss and tax credit carryforward                             1,273                   885
Other items, net                                                             831                   229
----------------------------------------------------------- ---------------------- ---------------------
Total deferred tax asset before valuation allowance                        3,361                 2,535
  Valuation allowance                                                     (3,361)                 (885)
----------------------------------------------------------- ---------------------- ---------------------
Net deferred tax asset                                                      $  0                $1,650
----------------------------------------------------------- ---------------------- ---------------------

The Company is required to establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, the Company is required to assess all available evidence, both positive and negative. Management has determined that a full valuation allowance of $3,361,000 against its deferred tax assets is necessary at March 31, 2000, attributable primarily to uncertainties about the Company's ability to use net operating loss carryforwards (NOLs) and tax credit carryforwards, including foreign NOLs.

The Company believes that had it not been for the substantial stock option deductions during the year ended March 31, 2000, the current deferred tax assets would have been realizable as a result of carryback opportunities. Under SFAS 109, any increases or decreases in the valuation allowance caused by items other than income from continued operations, such as stock option deductions, should not be recorded through operations, but recorded as an adjustment to the stock option benefit recorded in stockholders' equity. Until such time that the Company establishes a track record of operating profitability, or identifies a tax strategy allowing the recoverability of deferred tax assets, any future changes in deferred tax assets will be offset by a corresponding increase or decrease in the valuation allowance. When and if the Company determines it does not require a valuation allowance against its deferred tax assets as a result of the above, part of the resulting benefit will be recorded as an increase to stockholders' equity to the extent of the $3,361,000 valuation allowance established in fiscal 2000, which was related to the benefit of the stock option exercises. The Company does not intend to record tax benefits from losses or tax expense on profits until such time as it becomes more likely than not that the deferred tax assets can be realized through operations.

The principal reason for variations in the customary relationship between the provision for income taxes and the statutory tax rate applied to income before taxes is the effect of certain nondeductible expenses, nontaxable income, and the utilization of net operating loss carryforwards and research and development tax credits. Reconciliation from the U.S. statutory rate to the effective tax rate is as follows:


Year ended March 31,                                  2000               1999              1998
-------------------------------------------------------------------------------------------------------
Tax at U.S. statutory rate                            34.0%             34.0%              34.0%
Research and development credit                       (5.1)              5.0               46.2
Tax exempt income                                     (0.7)              1.3               30.7
Foreign sales corporation benefit                     (1.3)              2.1               18.9
Valuation allowance change                            (6.0)             (14.3)
Foreign losses providing no current
  benefit                                              4.9              (6.3)
Other items, net                                      (1.4)             (0.5)              (2.0)
-------------------------------------------------------------------------------------------------------

                                                      24.4%             21.3%             127.8%
-------------------------------------------------------------------------------------------------------

As of March 31, 2000, the Company has net operating loss and research and development tax credit carryforwards of approximately $1,168,000 and $730,000, respectively, which will begin to expire from 2011 to 2019. Approximately $2,415,000 of foreign net operating loss carryforwards are available to offset future foreign taxable income. Certain foreign net operating losses begin to expire in the year 2005. The Company made cash payments of income taxes, net of refunds received, of $2.7 million during the year ended March 31, 2000. The Company received a net refund of income taxes previously paid totaling $0.9 million during the year ended March 31, 1999, and made cash payments of income taxes, net of refunds received, of $0.2 million during the year ended March 31, 1998.


NOTE 7. LEASE COMMITMENTS

The Company leases its facilities under operating leases with initial terms of 5 to 12 years. Certain leases contain renewal and escalation clauses and space expansion provisions. The Company incurred $2.9 million, $2.5 million and $1.7 million of rent expense for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

Future minimum rental payments required per fiscal year under leases with non-cancelable lease terms in excess of one year at March 31, 2000 are as follows (in thousands):


------------------------------------------------------------- ------------------------------------------
2001                                                                                            $ 3,369
2002                                                                                              3,413
2003                                                                                              3,618
2004                                                                                              3,619
2005                                                                                              3,461
Thereafter                                                                                       15,351
------------------------------------------------------------- ------------------------------------------
                                                                                                $32,831
------------------------------------------------------------- ------------------------------------------

In connection with the execution of a lease and related amendments, the Company prepaid rent by paying certain architectural and real estate fees and costs on behalf of the lessor. The prepayments of $141,000 and $562,000 at March 31, 2000 and 1999, respectively, bear interest at the prime rate plus 2% and are included in prepaid expenses in the accompanying consolidated balance sheets. The prepayments are used to offset a portion of the monthly lease payments.

NOTE 8.  STOCKHOLDERS' EQUITY

Stock Split

On March 22, 2000, the Company effected a 2-for-1 common stock split in the form of a stock dividend for shareholders of record on March 8, 2000. The accompanying consolidated financial statements have been restated to reflect the stock split.

Stock Warrants

During the year ended March 31, 2000, the Company's largest customer exercised a warrant for the purchase of 1,000,000 shares of the Company's common stock at $6.50 per share in a private offering. The customer completed the transaction in two steps. On November 5, 1999 the customer exercised a warrant for the purchase of 615,384 shares, canceling the outstanding $4.0 million balance on a related borrowing agreement initiated earlier in fiscal 2000. On March 8, 2000 the customer exercised the balance of the warrant for the purchase of the remaining 384,616 shares for $2.5 million.

Stock Options

The Company has stock option plans under which employees, officers and directors may be granted options to purchase the Company's common stock. Stock options are granted at or above fair market value, typically vest over three to four years and expire ten years from the date of grant. At March 31, 2000 there were 3,204,858 shares of common stock reserved for future issuance under existing stock option plans of which 326,836 shares represent options available for future grant. Options which expire or are terminated revert back to shares available for future grant with the exception of 37,000 options outstanding from dormant plans.

Had compensation cost for stock option grants been determined using the fair value method consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts (in thousands, except per share data):


Year Ended March 31,                                               2000             1999               1998
------------------------------------------------------ ----------------- ---------------- ------------------
Net income (loss) - as reported                                $ 6,127          $(4,916)              $179
Net income (loss) - pro forma                                  $ 3,666          $(5,904)           $(1,118)

Basic earnings (loss) per share - pro forma                    $  0.37           $(0.63)           $ (0.11)

Diluted earnings (loss) per share - pro forma                  $  0.34           $(0.63)           $ (0.11)

------------------------------------------------------ ----------------- ---------------- ------------------


The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: risk free interest rates of 6.0%, 5.0% and 6.0%, respectively; expected volatility of 75%, 60% and 55%, respectively; expected life of five years; and no dividends. The weighted average fair value of options granted during the years ended March 31, 2000, 1999 and 1998 was $5.25, $2.87 and $3.28, respectively. Because the Statement No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the activity of the Company's stock options is as follows:


                              2000                          1999                           1998
                  -------------------------------------------------------------------------------------------
                                    Weighted                     Weighted                       Weighted
                      Shares        Average        Shares         Average         Shares         Average
                                 Exercise Price               Exercise Price                 Exercise Price
-------------------------------------------------------------------------------------------------------------
Outstanding,
April 1             1,944,460        $5.94       1,631,582         $6.75        1,199,726         $6.91
Granted             1,849,172         7.99         564,728          5.12          683,184          6.06
Expired              (191,064)        5.70        (244,350)         9.72         (143,902)         7.65
Exercised            (724,546)        5.75          (7,500)         6.46         (107,426)         2.96

-------------------------------------------------------------------------------------------------------------

Outstanding,
March 31            2,878,022        $7.32       1,944,460         $5.94        1,631,582         $6.75
-------------------------------------------------------------------------------------------------------------
Exercisable,
March 31              567,426        $6.63         867,556         $6.43          601,508         $7.26
-------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at March 31, 2000:


                                          Outstanding                              Exercisable
                    ------------------------------------------------------------------------------------
                                            Weighted
                                            Average           Weighted                     Weighted
                                           Remaining          Average                      Average
                                          Contractual         Exercise                     Exercise
Exercise Prices           Options         Life (Years)         Price         Options        Price
--------------------------------------------------------------------------------------------------------
   $ 2.63 - $ 5.74            400,224         7.9               $4.78         140,616      $ 4.44
   $ 5.75 - $ 5.99          1,197,060         8.6                5.78         170,222        5.85
   $ 6.00 - $ 9.99            412,298         7.7                6.99         195,520        7.00
   $10.00 - $10.24            753,372         9.6               10.03               0           0
   $10.25 - $27.38            115,068         6.3              $15.54          61,068      $12.63
                    --------------------                                   -------------

                            2,878,022         8.5               $7.32         567,426       $6.63
--------------------------------------------------------------------------------------------------------

Employee Stock Purchase Plan

The 1996 Employee Stock Purchase Plan (ESPP) allows employees the right to purchase the Company's common stock on a quarterly basis at 85% of the lower of the market price at the beginning or end of each three-month offering period. Employee contributions to the ESPP totaled $677,000, $472,000 and $326,000 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. Shares issued pursuant to the ESPP totaled 105,518, 148,328 and 64,158 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. At March 31, 2000, 349,404 shares were reserved for future issuance pursuant to the ESPP.

Share Repurchase

On March 18, 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. An additional 400,000 shares were authorized for repurchase on October 16, 1998. During the fiscal year ended March 31, 2000 no shares were repurchased. In the fiscal years ended March 31, 1999 and 1998, 320,000 and 80,000 shares were repurchased at a total price of $1,131,000 and $416,000, respectively.

Certain Transactions with Corporate Officers and Others

The Company and two of its directors and principal shareholders, are parties to an Amended and Restated Buy-Sell Agreement (the "Agreement"). Under the Agreement, the Company is required to maintain $4.3 million of term insurance on the life of each shareholder. Upon the death of one of the shareholders, the Company is required to buy up to one-half of the shareholder's common stock holdings, and the redemption is fully funded by an insurance policy. The value of the stock subject to redemption is limited to the exact proceeds of the insurance policy. The per share price is determined by a formula set forth in the Agreement, and is to be paid in cash. The Agreement and related insurance policy were terminated on June 1, 2000.


NOTE 9.  TECHNOLOGY LICENSES, LITIGATION AND CONTINGENCIES

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

In October 1999, the Company entered into a cross-licensing agreement with Lucent Technologies, Inc. under which the parties released each other from claims of patent infringement and granted each other a five year license to use the respective patents. Based on an assessment of the age and use of the technology of the underlying Lucent patents, the related claims by Lucent and the Company's recent revenue composition, the Company estimated that $2.5 million of the net settlement was attributable to the release from claims relating to prior periods. The remaining balance of $0.5 million was estimated to be attributable to the five year license to use the Lucent patents, net of the estimated value of the Company's patented technology being licensed to Lucent. Accordingly, the $2.5 million has been recognized as a License Fee for the year ended March 31, 2000. The remaining balance of $0.5 million is capitalized as other long-term assets and is amortized on a straight-line basis as cost of goods sold over the estimated remaining useful life of three years. Royalty expense on licensed technology, excluding the Lucent settlement, was $504,000 $360,000 and $395,000 during the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

In April 1999, CIDCO Incorporated filed suit against the Company alleging that the Company's Patent No. 5,327,493 was invalid and not infringed by CIDCO. CIDCO later also alleged that the Company's caller identification products infringed CIDCO's Patent No. 4,366,348. The Company responded denying CIDCO's allegations and alleging that CIDCO violated the Company's patent. In December, the US Patent and Trademark Office ordered CIDCO's patent into reexamination, so all proceedings concerning the CIDCO patent have been stayed until the Patent office completes the re-examination. Discovery is proceeding on the Company's infringement claim against CIDCO. The Company believes CIDCO's claims are without merit and will continue to defend the action should the stay be lifted. However due to the preliminary status of the proceedings, it is not possible to predict the ultimate outcome of the case or its financial impact on the Company.

The Company also faces exposure to claims or potential claims pursuant to other issues including employment related matters and issues related to the year 2000 readiness of its products. The Company has been served with four class action lawsuits, one each in Alabama, Indiana, Massachusetts and Texas state courts, related to the alleged inability of the Company's Replay, Replay Plus and Repartee products released prior to Repartee 7.44 to function properly with respect to the year 2000. The plaintiffs in the suits seek to require the Company to remedy the alleged defect in these products and also seek damages. The Company has filed its answers in Alabama, Indiana, Massachusetts, and Texas. The Company believes that the claims stated in the cases are without merit, that the cases are not appropriate for class action, and the Company intends to defend itself vigorously. In the Massachusetts action, the Massachusetts Superior Court has denied without prejudice plaintiff's motion for class certification on the grounds that the plaintiff failed to meet its burden in establishing the requirements for class certification. Due to the preliminary status of the proceedings, it is not possible to predict the ultimate outcome of the cases or their financial impact on the Company.

NOTE 10.  GAIN ON SALE OF TECHNOLOGY ASSETS

On June 30, 1999, the Company sold real-time Internet communications technology and related intangible assets (the Technology) for $18.0 million. Legal and compensation costs associated with the transaction were approximately $1.5 million, resulting in a $16.5 million gain, or $13.0 million after tax.

The Technology provides desktop-to-desktop instant messaging similar to the offerings by numerous internet portal companies such as Yahoo! Messenger, MSN Hotmail and AOL Instant Messenger, including permission-based instant text, voice and video messaging, instant file transfer and URL sharing, multi-party chat, Internet voice and video call support, find-me/follow-me message routing, access to schedule and availability information, and personal communications Web pages. At the time of sale, the Company was using the Technology for internal communications and allowing Company contacts and acquaintances to test the software. No current or historical revenues were attributable to the Technology at the time of the sale. In connection with the sale, the Company's instant messaging group, consisting of four software developers, a software tester and a market researcher, joined the staff of the acquiring company.

It was the intention of the Company to integrate some of the Technology into its core product offerings. However, it became apparent in the quarter prior to the sale that the Company needed working capital. Consequently, the agreement allows for a license back of certain rights to the Technology, but it is limited to use in conjunction with traditional or Internet Protocol (IP) switching in the areas of enterprise unified messaging, voice processing, and real-time call handling.

NOTE 11.  IMPAIRMENT OF STRATEGIC INVESTMENT

During the year ended March 31, 2000, the Company recorded a $1.2 million impairment loss on a strategic investment. The loss represented the Company's $1.0 million investment for an 8% ownership interest in a small hardware vendor, plus an additional $169,000 temporarily advanced for working capital. Greater than one-half of the vendor's total sales were made to the Company. The impairment was recorded due to the uncertain financial viability of the vendor due to the Company's selection of an alternate source for the components supplied by the vendor.

NOTE 12.  EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution 401(k) profit-sharing plan covering employees meeting certain eligibility requirements (generally, 21 years of age). The Company made discretionary matching contributions of $261,000, $193,000 and $96,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

NOTE 13.  CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company distributes its products through a global network of independent telecommunications dealers, telephone equipment manufacturers and computer resellers. The Company's largest customer accounted for approximately 24% and 28% of gross accounts receivable at March 31, 2000 and 1999, respectively. Accounts receivable denominated in currencies other than the US Dollar (primarily the Australian Dollar, Canadian Dollar, Dutch Guilder and British Pound Sterling) comprised approximately 19% and 13% of gross accounts receivable at March 31, 2000 and 1999, respectively. The Company is not currently engaged in any significant foreign currency hedging activities. The Company performs ongoing credit evaluations of its customers' financial condition, and generally does not require collateral, but may require alternative payment terms such as cash in advance, cash on delivery (COD) or letters of credit, when necessary. The Company maintains reserves for credit losses and such losses have historically been within management's expectations.

NOTE 14.  BUSINESS COMBINATION

On March 31, 2000 PhoneSoft Inc. (PhoneSoft) was acquired in a merger with the Company. Phonesoft is a provider of true unified messaging solutions for Lotus/Domino Notes. The Company issued 170,168 shares of Active Voice Corporation common stock in exchange for 132,438 shares of PhoneSoft, representing all outstanding PhoneSoft shares. The transaction was a tax-free reorganization and was accounted for as a pooling-of-interests. Accordingly, the financial statements as presented have been restated to reflect the combined companies. The Company's revenues reported in the years ended March 31, 2000, 1999 and 1998 have been restated, resulting in increases of $641,000, $423,000 and $234,000. The Company's net income (loss) reported in the years ended March 31, 2000, 1999 and 1998 have been restated, resulting in increases of $59,000, $54,000 and $37,000, respectively.

NOTE 15.  SUBSEQUENT EVENT

On June 29, 2000, the Company exercised its option to acquire the remaining 49% interest in Pronexus, Inc. in a cash transaction. The purchase price will be based on an independent third-party appraisal. The transaction will be accounted for using the purchase price method of accounting. Allocation of the purchase price will be determined in the second quarter of the Company's fiscal year.

NOTE 16.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except shares and per share data):


Year Ended March 31,                                              2000             1999            1998
------------------------------------------------------- --------------- ---------------- ---------------
Net income (loss)                                               $6,127         $(4,916)            $179
                                                        --------------- ---------------- ---------------

Denominator for basic earnings (loss) per    share -
  weighted average shares                                    9,834,532        9,438,198       9,427,920

Effect of dilutive securities:
   Stock warrants                                              158,892
   Stock options                                               768,531                          105,744
                                                        =============== ================ ===============
Denominator for diluted earnings (loss) per share -
  adjusted weighted average shares and assumed
  conversions                                               10,761,955        9,438,198       9,533,644
                                                        =============== ================ ===============
Basic earnings (loss) per share:                                 $0.62          ($0.52)           $0.02
Diluted earnings (loss) per share:                               $0.57          ($0.52)           $0.02
------------------------------------------------------- --------------- ---------------- ---------------

The calculation of diluted earnings per share for the year ended March 31, 1999 did not include 29,016 weighted average shares from outstanding stock options as their inclusion would have been antidilutive.

NOTE 17. BUSINESS SEGMENTS AND RELATED INFORMATION

Significant operations outside the U.S. include sales, technical support and distribution subsidiaries in the Netherlands, United Kingdom and Australia, and the Company's majority-owned Pronexus subsidiary in Canada. Geographic information for the years ended March 31, 2000, 1999 and 1998 is presented in the table that follows (in thousands):


Year ended March 31,                                      2000              1999             1998
--------------------------------------------------------------------------------------------------
Net sales:
  United States                                        $59,378           $51,316          $43,649
  Foreign                                               15,049            11,324            9,736
--------------------------------------------------------------------------------------------------
                                                       $74,427           $62,640          $53,385
--------------------------------------------------------------------------------------------------

Net sales, as shown in the table, are based upon the geographic area into which the products were sold and delivered to unaffiliated entities. Substantially all identifiable long-lived assets are located in the United States.

The Company's largest customer accounted for approximately 22%, 20% and 11% of total revenues for the years ended March 31, 2000, 1999 and 1998, respectively. No other single customer accounted for more than 10% of the Company's revenues in the years ended March 31, 2000, 1999 and 1998.

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the Company's unaudited quarterly financial information for the fiscal years ending March 31, 2000 and 1999 (in thousands, except per share data):


                                                           Fiscal Year 2000
                                   -------------------------------------------------------------------------
                                         June 30(1)      September 30      December 31(2)          March 31
------------------------------------------------------------------------------------------------------------
Net sales                                  $18,336           $20,669             $22,327           $13,095
Gross profit                                10,195            12,177              13,230             7,690
Net income (loss)                            9,918               218              (1,187)           (2,822)
Earnings (loss) per share: (3)
   Basic                                      $1.06             $0.02             $(0.12)           $(0.26)
   Diluted                                    $1.03             $0.02             $(0.12)           $(0.26)
------------------------------------------------------------------------------------------------------------


                                                          Fiscal Year 1999
                                   -----------------------------------------------------------------------
                                            June 30      September 30       December 31          March 31
----------------------------------------------------------------------------------------------------------
Net sales                                 $13 ,483           $14,448           $16,680           $18,029
Gross profit                                 7,541             7,814             8,537             9,864
Net loss                                    (1,003)           (1,219)           (1,583)           (1,111)
Loss per share: (3)
   Basic                                    $(0.11)           $(0.13)           $(0.17)           $(0.12)
   Diluted                                  $(0.11)           $(0.13)           $(0.17)           $(0.12)
----------------------------------------------------------------------------------------------------------

     (1) Includes the impact of a $16,504,000 gain ($13,020,000 after tax) on the sale of real time Internet communications technology assets that increased basic earnings per share by $1.76 for the quarter and $1.68 for the year, and a $1,169,000 ($922,000 after tax) impairment loss on a strategic investment that reduced basic earnings per share by $0.13 for the quarter and $0.12 for the year.

     (2) Includes the impact of a $2,521,000 ($1,697,000 after tax) non-recurring charge for a license fee associated with the release of claims of patent infringement with Lucent Technologies, Inc. that reduced basic earnings per share by $0.26 for the quarter and the year.

     (3) The sum of earnings (loss) per share on a quarterly basis will not necessarily equal the earnings (loss) per share reported for the year since the average shares and share equivalents outstanding used in the earnings
     (loss) per share computation changes throughout the year.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS AND STOCKHOLDERS

ACTIVE VOICE CORPORATION

We have audited the accompanying consolidated balance sheets of Active Voice Corporation as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Active Voice Corporation at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                          /s/ ERNST & YOUNG LLP

Seattle, Washington
May 11, 2000, except for Note 15,
  as to which the date is June 29, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the information contained in part in the sections captioned "Board of Directors-Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting" in the Proxy Statement for the Company's Annual Meeting of Shareholders scheduled to be held on August 17, 2000.

The remaining information required by this Item is contained in the discussion entitled "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits" of the Proxy Statement for the Company's Annual Meeting of Shareholders scheduled to be held on August 17, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information contained in the section captioned "Voting Securities and Principal Holders" of the Proxy Statement for the Company's Annual Meeting of Shareholders scheduled to be held on August 17, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1) Index to Consolidated Financial Statements
Consolidated Statements of Operations - Years ended March 31, 2000, 1999 and
     1998
Consolidated Balance Sheets - March 31, 2000 and 1999
Consolidated Statements of Cash Flows - Years ended March 31, 2000, 1999 and
     1998
Consolidated Statements of Stockholders' Equity - Years ended March 31, 2000,
     1999 and 1998
Notes to Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Auditors

14(a)(2) Financial Statement Schedules

Schedule II:  Valuation and Qualifying Accounts

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

14(a)(3) Index to Exhibits

The following exhibits are filed with this report:

Exhibit No. 3:  Articles of Incorporation and Bylaws

3.1 Restated Articles of Incorporation of Registrant (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))

3.2 Articles of Amendment to Articles of Incorporation dated March 8, 2000 (filed herewith)

3.3      Restated Bylaws of Registrant (incorporated by reference from Exhibit
         3.2 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1999 (File No. 0-22804))

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

10.7 First Amendment to the 1996 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1997 (File No. 0-22804))

10.8 Second Amendment to the 1996 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1998 (File No. 0-22804))

10.9 Third Amendment to the 1996 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1999 (File No. 0-22804))

10.10 1996 Stock Option Plan (incorporated by reference from Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 13, 1997 (File No. 333-21739))

10.11 First Amendment to the 1996 Stock Option Plan (incorporated by reference from Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1998 (File No. 0-22804))

10.12    1997 Director Stock Option Plan (incorporated by reference from Exhibit
         10.11 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1998 (File No. 0-22804))

10.13 Form of Continuing Director Option under the 1997 Director Stock Option Plan (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997 (File No. 0-22804))

10.14 Form of Initial Option under the 1997 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997 (File No. 0-22804))

10.15 Form of Annual Option under the 1997 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997 (File No. 0-22804))

10.16 First Amendment to the 1997 Director Stock Option Plan (incorporated by reference from Exhibit 10.16 to the Registrants's Annual Report on Form 10-K for its fiscal year ended March 31, 2000 (File No. 0-22804))

10.17 Amended and Restated 1997 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1999 (File No. 0-22804))

10.18 1998 Stock Option Plan (incorporated by reference from Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1997 (File No. 0-22804))

10.19 First Amendment to the 1998 Stock Option Plan (incorporated by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1998 (File No. 0-22804))

10.20 Second Amendment to the 1998 Stock Option Plan (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1999 (File No. 0-22804))

10.21 Employment Agreement and Nondisclosure Agreement dated July 6, 1989 between Registrant and Jose S. David (incorporated by reference from Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))

10.22 Employment Agreement and Nondisclosure Agreement dated October 2, 1990 between Registrant and Robert L. Richmond (incorporated by reference from Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))

10.23 Employee Agreement and Nondisclosure Agreement dated December 10, 1996 between Registrant and Frank C. Costa (incorporated by reference from Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1997 (File No. 0-22804))

10.24 Employee Agreement and Nondisclosure Agreement dated March 22, 1991 between Registrant and Edward F. Masters (incorporated by reference from Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1997 (File No. 0-22804))

10.25 Employee Agreement and Nondisclosure Agreement dated January 24, 1991 between Registrant and Kevin L. Chestnut (incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1998 (File No. 0-22804))

10.26 Employee Agreement and Proprietary Rights Agreement dated May 18, 1999 between Registrant and Ken Myer (incorporated by reference from Exhibit
         10.25 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1999 (File No. 0-22804))

10.27 Split Dollar Agreement/Assignment dated as of April 11, 1994, between Registrant and Robert L. Richmond (incorporated by reference from
         Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1995 (File No. 0-22804))

Other Material Contracts

10.28 Office Lease dated January 31, 1991 between Registrant and Martin Selig, as amended (incorporated by reference from Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))

10.29 Amendment to Office Lease dated April 27, 1994, between Registrant and Martin Selig (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1994 (File No. 0-22804))

10.30 Amendment to Office Lease dated August 11, 1994, between Registrant and Martin Selig (incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1995 (File No. 0-22804))

10.31 Amendment to Office Lease dated December 19, 1996 between Registrant and Martin Selig (incorporated by reference from Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1997 (File No. 0-22804))

10.32 Amendment to Office Lease dated December 12, 1997 between Registrant and Martin Selig (incorporated by reference from Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1998 (File No. 0-22804))

10.33 Amendment to Office Lease dated March 27, 1998 between Registrant and Martin Selig (incorporated by reference from Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1998 (File No. 0-22804))

10.34 Subordination, Non-Disturbance and Attornment Agreement dated April 9, 1997, between Registrant and Caystar Corp. II (incorporated by reference from Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1998 (File No. 0-22804))

10.35 Line of Credit Agreement between Registrant and Wells Fargo Bank, N.A. dated November 13, 1997 (incorporated by reference from Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1998 (File No. 0-22804))

10.36 Amendment to Line of Credit Agreement between Registrant and Wells Fargo Bank, N.A. dated August 1, 1998 (incorporated by reference from
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1998 (File No. 0-22804))

10.37 Amendment to Line of Credit Agreement between Registrant and Wells Fargo Bank, N.A. dated June 21, 1999 (incorporated by reference from
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1999 (File No. 0-22804))

10.38 Investment Agreement between Registrant and NEC Corporation dated May 5, 1999 (incorporated by reference from Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1999 (File No. 0-22804))

10.39 Master Purchase Agreement between Registrant and NEC Corporation dated May 5, 1999 (incorporated by reference from Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1999 (File No. 0-22804))

10.40 Patent License Agreement dated March 2, 1990, between Registrant and Dytel Corporation (Confidential treatment has been granted for portions of this document) (incorporated by reference from Exhibit 10.9 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 2, 1993 (File No. 33-71024))

10.41 Automated Attendant Patent License Agreement between Registrant and VMX, Inc. (Confidential treatment has been granted for portions of this document) (incorporated by reference from Exhibit 10.10 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 2, 1993 (File No. 33-71024))

10.42 Voice Mail Patent License Agreement between Registrant and VMX, Inc. (Confidential treatment has been granted for portions of this document) (incorporated by reference from Exhibit 10.11 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 2, 1993 (File No. 33-71024))

10.43 Assignment of Rights Under Patent Application dated October 22, 1990 by Robert L. Richmond and Michael J. Robinson (incorporated by reference from Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))

10.44 Acknowledgment and Assignment of Proprietary Rights dated October 22, 1990 by Robert C. Greco and Michael J. Robinson (incorporated by reference from Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1993 (File No. 33-71024))

10.45 Asset Purchase Agreement dated June 30, 1999 between Registrant and InfoSpace.com, Inc. (incorporated by reference from the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 1999 and amended on a Form 8-K/A filed on August 16, 1999 (File No. 33-71024))

10.46 Patent License Agreement dated October 1, 1999 between Registrant and Lucent Technologies GRL Corporation (Confidential treatment has been granted for portions of this document) (incorporated by reference from
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 1999 (File No. 33-71024))

10.47 Stock Acquisition Agreement dated January 28, 2000 between Registrant and PhoneSoft Inc. (incorporated by reference from the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2000 (File No. 33-71024))

Exhibit No. 11:  Statement re Computation of Per Share Earnings

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

23.1     Consent of Ernst & Young LLP, Independent Auditors

Exhibit No. 27:  Financial Data Schedule

27.1     Financial Data Schedule

14(b)  Reports on Form 8-K

The Company filed a report on Form 8-K dated February 8, 2000, regarding a stock acquisition agreement to acquire PhoneSoft Inc.

                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
                            ACTIVE VOICE CORPORATION
                    Years Ended March 31, 2000, 1999 and 1998
                                 (In thousands)


             Column A                    Column B     Column C    Column D       Column E      Column F
--------------------------------------------------------------------------------------------------------
                                                          Additions
                                                  -------------------------
           Description               Balance at    Charged to   Charged      Deductions    Balance at
                                    Beginning of    Costs and   to Other                     End of
                                       Period       Expenses     Accounts                    Period
Year ended March 31, 2000 Deducted from asset accounts:

     Allowance for doubtful                $1,200           $ 4         $-        (a)$ 79        $1,125
     accounts

     Allowance for sales                      500            50         $               -           550
     returns
--------------------------------------------------------------------------------------------------------
     Totals                                $1,700           $54         $-            $79        $1,675
--------------------------------------------------------------------------------------------------------

Year ended March 31, 1999 Deducted from asset accounts:

     Allowance for doubtful                $1,215          $237         $-        (a)$252        $1,200
     accounts

     Allowance for sales                      300           200         $               -           500
     returns
--------------------------------------------------------------------------------------------------------
     Totals                                $1,515          $437         $-           $252        $1,700
--------------------------------------------------------------------------------------------------------

Year ended March 31, 1998 Deducted from asset accounts:

     Allowance for doubtful                $1,326          $275         $-        (a)$386        $1,215
     accounts

     Allowance for sales                      344             -         $          (b) 44           300
     returns
--------------------------------------------------------------------------------------------------------
     Totals                                $1,670          $275         $-           $430        $1,515
--------------------------------------------------------------------------------------------------------

      (a)Uncollectable accounts written off, net of recoveries

      (b)Reduction of estimated future sales returns

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Active Voice Corporation

                                               By:  /s/ Jose S. David
                                                  ------------------------------
                                                    Jose S. David
                                                    Chief Financial Officer

                                                    Dated:  June 29, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                Title                                Date


/s/ Frank J. Costa                  Chief Executive Officer, President                 June 29, 2000
----------------------------------  (Principal Executive Officer)
Frank J. Costa                      and Director


/s/ Jose S. David                   Chief Financial Officer,                           June 29, 2000
----------------------------------  Secretary and Treasurer
Jose S. David                       (Principal Financial and Accounting
                                    Officer)


/s/ Robert L. Richmond              Chairman of the Board                              June 29, 2000
----------------------------------
Robert L. Richmond


/s/ Tom A. Alberg                   Director                                           June 29, 2000
----------------------------------
Tom A. Alberg


/s/ Douglas P. Beighle              Director                                           June 29, 2000
----------------------------------
Douglas P. Beighle


/s/ Robert C. Greco                 Director                                           June 29, 2000
----------------------------------
Robert C. Greco


/s/ Harold H. Kawaguchi             Director                                           June 29, 2000
----------------------------------
Harold H. Kawaguchi