Form 10-Q
period 2000-06-30
ACTIVE VOICE CORP
filed 2000-08-14
CIK 869554

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

FOR THE QUARTER ENDED JUNE 30, 2000               COMMISSION FILE NUMBER 0-22804

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                OUTSTANDING
                    CLASS                                   AT AUGUST 10, 2000
         Common Stock, No Par Value                             11,230,916

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ACTIVE VOICE CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 2000

                                     INDEX

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited).................  3

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............  8

PART II--OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................  14

SIGNATURE PAGE..............................................  15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ACTIVE VOICE CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                    THREE MONTHS
                                                                   ENDED JUNE 30,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------   ----------
Net sales...................................................  $    11,357   $   18,336
Cost of goods sold..........................................        4,581        8,141
                                                              -----------   ----------
Gross profit................................................        6,776       10,195
Operating expenses:
  Research and development..................................        4,036        4,143
  Sales and marketing.......................................        5,134        5,194
  General and administrative................................        2,176        2,015
                                                              -----------   ----------
    Total operating expenses................................       11,346       11,352
                                                              -----------   ----------
Operating loss..............................................       (4,570)      (1,157)
Interest expense............................................           (4)         (68)
Interest income.............................................          302           59
Impairment of strategic investment..........................                    (1,169)
Gain on sale of technology assets...........................                    16,504
                                                              -----------   ----------
Income (loss) before income taxes and minority interest.....       (4,272)      14,169
Income tax provision........................................                    (4,163)
Minority interest in earnings of consolidated subsidiary....           (6)         (88)
                                                              -----------   ----------
Net income (loss)...........................................  $    (4,278)  $    9,918
                                                              ===========   ==========
Earnings (loss) per share:
  Basic.....................................................  $     (0.38)  $     1.06
                                                              ===========   ==========
  Diluted...................................................  $     (0.38)  $     1.03
                                                              ===========   ==========
Shares used in earnings (loss) per share calculation:
  Basic.....................................................   11,172,843    9,340,660
                                                              ===========   ==========
  Diluted...................................................   11,172,843    9,603,284
                                                              ===========   ==========

                See notes to consolidated financial statements.

                            ACTIVE VOICE CORPORATION

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                         (IN THOUSANDS, EXCEPT SHARES)

                                                              JUNE 30,   MARCH 31,
                                                                2000       2000
                                                              --------   ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $10,960     $15,557

Marketable securities.......................................    2,063       3,907
Accounts receivable, less allowances........................    7,871       8,064
  Inventories...............................................    7,738       8,546
  Income taxes receivable...................................    3,457       3,356
  Prepaid expenses and other assets.........................    1,841       1,682
                                                              -------     -------
    Total current assets....................................   33,930      41,112

Marketable securities.......................................    6,039       3,745
Furniture and equipment, net................................    5,610       5,793
Other assets................................................    2,312       2,399
                                                              -------     -------
    Total assets............................................  $47,891     $53,049
                                                              =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   735     $ 1,681
  Accrued compensation and benefits.........................    2,114       2,553
  Other accrued expenses....................................    1,847       1,831
                                                              -------     -------
    Total current liabilities...............................    4,696       6,065

Commitments

Minority interest...........................................       75          72

Stockholders' equity:
  Preferred stock, no par value:
    Authorized shares--2,000,000--none outstanding
  Common stock, no par value:
    Authorized shares--60,000,000...........................
    Issued and outstanding shares--11,230,916
      (11,163,792 at March 31, 2000)........................   27,264      26,798
  Retained earnings.........................................   15,735      20,013
  Accumulated other comprehensive income....................      121         101
                                                              -------     -------
Total stockholders' equity..................................   43,120      46,912
                                                              -------     -------

    Total liabilities and stockholders' equity..............  $47,891     $53,049
                                                              =======     =======

------------------------

Note: The consolidated balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                            ACTIVE VOICE CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $(4,278)   $  9,918
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization.............................      441         456
  Provisions for accounts receivable........................       29          77
  Deferred income taxes.....................................                   62
  (Gain) loss on disposal of equipment......................      (10)          6
  Minority interest in earnings of consolidated
    subsidiary..............................................        2          88
  Gain on sale of technology assets.........................              (16,504)
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable..............      164        (721)
    Decrease in inventories.................................      808         775
    Decrease (increase) in prepaid expenses and other
      assets................................................     (230)      2,043
    Decrease in accounts payable............................     (946)     (2,415)
    Increase (decrease) in other liabilities................     (423)      2,903
                                                              -------    --------
      Net cash used in operating activities.................   (4,443)     (3,312)

INVESTING ACTIVITIES
Proceeds from sale of technology assets.....................               18,000
Purchases of marketable securities..........................   (1,813)
Proceeds from sale and maturity of marketable securities....                  176
Purchases of furniture and equipment........................     (191)       (332)
                                                              -------    --------
      Net cash provided by (used in) investing activities...     (638)     17,844

FINANCING ACTIVITIES
Net issuance of short term notes payable....................                4,522
Proceeds from employee stock option and stock purchase
  plans.....................................................      466         238
                                                              -------    --------
      Net cash provided by financing activities.............      466       4,760
Effect of exchange rate changes on cash and cash
  equivalents...............................................       18          38
                                                              -------    --------
Increase (decrease) in cash and cash equivalents............   (4,597)     19,330
Cash and cash equivalents at beginning of period............   15,557       1,692
                                                              -------    --------
Cash and cash equivalents at end of period..................  $10,960    $ 21,022
                                                              =======    ========

                See notes to consolidated financial statements.

                            ACTIVE VOICE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 2000

1.  INTERIM FINANCIAL STATEMENTS

    The accompanying consolidated financial statements of Active Voice Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month period ended June 30, 2000 are not necessarily indicative of future financial results.

    Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended March 31, 2000.

2.  INVENTORIES

    Inventories are comprised of the following (in thousands):

                                                    JUNE 30, 2000   MARCH 31, 2000
                                                    -------------   --------------
Computer equipment................................     $5,543           $6,156
Custom component parts............................      1,240            1,297
Supplies..........................................        955            1,093
                                                       ------           ------
                                                       $7,738           $8,546
                                                       ======           ======

3. COMPREHENSIVE INCOME

    Total comprehensive income (loss) was ($4,258,000) and $9,947,000 for the three month periods ended June 30, 2000 and 1999, respectively.

                            ACTIVE VOICE CORPORATION

                                 JUNE 30, 2000

4. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except shares and per share data):

                                                      JUNE 30, 2000   JUNE 30, 1999
                                                      -------------   -------------
Numerator:
Net income (loss):..................................   $   (4,278)     $    9,918
                                                       ==========      ==========
Denominator:
Denominator for basic earnings (loss) per share--
  weighted average shares...........................   11,172,843       9,340,660

Effect of dilutive securities:
  Stock purchase warrant............................                       46,934
  Stock options.....................................                      215,690
                                                       ----------      ----------
Denominator for diluted earnings (loss) per share--
  adjusted weighted average shares..................   11,172,843       9,603,284
                                                       ==========      ==========
Basic earnings (loss) per share:....................   $    (0.38)     $     1.06
                                                       ==========      ==========
Diluted earnings (loss) per share:..................   $    (0.38)     $     1.03
                                                       ==========      ==========

    The calculation of diluted earnings per share for the three months ended June 30, 2000 did not include the effect of 415,877 weighted average shares from outstanding stock options as their inclusion would have been antidilutive.

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

    CERTAIN STATEMENTS IN THIS QUARTERLY REPORT (FOR EXAMPLE, STATEMENTS USING THE EXPRESSIONS, "THE COMPANY BELIEVES" OR "THE COMPANY ANTICIPATES" AND OTHER SIMILAR STATEMENTS) CONTAIN "FORWARD LOOKING" INFORMATION (AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) INVOLVING RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, PROJECTIONS FOR SALES AND EXPENDITURES, TREND PROJECTIONS AND DEVELOPMENT SCHEDULES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS DISCUSSED IN THIS REPORT. INVESTORS ARE ENCOURAGED TO CONSULT ANY FURTHER DISCLOSURES MADE ON RELATED SUBJECTS IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY ASSUMES NO OBLIGATION TO RELEASE PUBLICLY ANY CHANGES TO THESE "FORWARD LOOKING STATEMENTS" THAT MAY ARISE FROM THE DEVELOPMENT OF UNANTICIPATED EVENTS OR CIRCUMSTANCES THAT OCCUR AFTER THE DATE OF THE ORIGINAL PROJECTION. (REFER TO THE SECTION ENTITLED "RISK FACTORS AFFECTING FUTURE OPERATING RESULTS" FOR A FURTHER DISCUSSION ON SOME OF THE INVOLVED RISKS AND UNCERTAINTIES.)

RESULTS OF OPERATIONS

NET SALES

THREE MONTHS ENDED JUNE 30,                           2000       1999      CHANGE
---------------------------                         --------   --------   --------
(DOLLARS IN THOUSANDS)
Net sales.........................................  $11,357    $18,336     (38.1)%

    Net sales to the Company's Americas dealer network during the quarter ended June 30, 2000 decreased 49% from the comparable period in the prior fiscal year. Net sales to the Americas dealers represented 41% of total net sales for the three months ended June 30, 2000 compared to 50% of total net sales for the three months ended June 30, 1999. The decrease in net sales in the Americas dealer channel in the current fiscal period when compared to the prior year's quarter was primarily attributable to a decline in revenues associated with the Company's Year 2000 (Y2K) program. Repartee and Lingo sales declined as a result of the post-Y2K slowdown. Management believes the lower revenues also reflect an industry-wide trend of delayed purchases while customers considered their communications strategies, and the various equipment and technology options available. Sales of the Company's unified messaging product, Unity, continued to sequentially improve from quarter to quarter, representing approximately 20% of the channel's net revenues during the quarter ended June 30, 2000.

    Net sales to the strategic partner sales channel decreased 23% for the three months ended June 30, 2000 over the comparable period in the prior fiscal year. Net sales to strategic partners represented 36% and 30% of total net sales for the three month periods ended June 30, 2000 and 1999, respectively. The majority of the decrease is attributable to a decline in switch sales by the Company's strategic partners caused by the aforementioned industry-wide trend of delayed purchases of telecom equipment, resulting in less units for the Company's voice mail systems to attach to. Revenues from Unity to strategic partners offset some of the decrease, contributing 9% of the channel's revenue. The Company's largest corporate customer accounted for approximately 67% of total net corporate sales and approximately 24% of total net sales during the three months ended June 30, 2000.

    Net sales to international customers decreased 34% during the three months ended June 30, 2000 in comparison to the prior year same quarter. International sales represented 17% of total net sales for the three month period ended
June 30, 2000 and 16% of total net sales for the three month period ended
June 30, 1999. The reasons for the decrease in net sales to the international channel mirror the America's channel, and revenues declined in each of the Company's international regions.

    Other revenue decreased 21% on a year over year basis and made up 6% of the Company's total net sales in the quarter ended June 30, 2000 and 4% for the quarter ended June 30, 1999. Other revenue primarily represents sales of Visual Basic-based voice application tools through the Company's majority-owned Pronexus subsidiary.

GROSS MARGIN

THREE MONTHS ENDED JUNE 30,                            2000       1999      CHANGE
---------------------------                          --------   --------   --------
(DOLLARS IN THOUSANDS)
Gross profit.......................................   $6,776    $10,195     (33.5)%
Percentage of net sales............................     59.7%      55.6%

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

    The increase in the gross margin percentage in the three month period ended June 30, 2000 compared to the prior year's quarter is the result of higher revenue contributions from embedded systems and Unity, which both carry higher software components. Gross margin percentage in the quarter ended June 30, 1999 reflected a higher hardware sales mix when compared to the current quarter, as sales of PC hardware components associated with the Company's Y2K program accounted for a greater percentage of revenues than the Company's other business.

RESEARCH AND DEVELOPMENT

THREE MONTHS ENDED JUNE 30,                             2000       1999      CHANGE
---------------------------                           --------   --------   --------
(DOLLARS IN THOUSANDS)
Research and development............................   $4,036     $4,143      (2.6)%
Percentage of net sales.............................     35.5%      22.6%

    The decrease in research and development expenses between the three month periods ended June 30, 2000 and 1999 was attributable to lower contractor costs associated with the prior year's release and subsequent enhancements of Unity. Although compensation-related expenses are slightly up from the prior year's quarter, the rate of increase has declined as the emphasis on dedicated Unity personnel has subsided with the product's release. Staffing levels in the research and development group have declined when compared to the previous year, but the Company's effort to retain skilled employees has resulted in higher engineering salaries due to the competitive nature of the labor market.

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

SALES AND MARKETING

THREE MONTHS ENDED JUNE 30,                             2000       1999      CHANGE
---------------------------                           --------   --------   --------
(DOLLARS IN THOUSANDS)
Sales and marketing.................................   $5,134     $5,194      (1.2)%
Percentage of net sales.............................     45.2%      28.3%

    The decrease in sales and marketing expenses during the three month period ended June 30, 2000 over the comparable period in the prior fiscal year was primarily attributable to lower commission expenses due to decreased sales levels. The lower commission expenses were offset by increased compensation-related expenses for the sales and marketing group, with the continued emphasis on channel and strategic department development. The Company also continues to devote resources to the development of training programs to improve its customers' technical and sales knowledge and better leverage sales of the Unity product. Sales and marketing expenses include both costs that are essentially fixed as well as costs that vary relative to sales volume and thus can be expected to fluctuate both in dollar amount and as a percentage of net sales from period to period.

GENERAL AND ADMINISTRATIVE

THREE MONTHS ENDED JUNE 30,                             2000       1999      CHANGE
---------------------------                           --------   --------   --------
(DOLLARS IN THOUSANDS)
General and administrative..........................   $2,176     $2,015      8.0%
Percentage of net sales.............................     19.2%      11.0%

    The increase in general and administrative expenses between comparable periods was primarily attributable to legal costs related to intellectual property, litigation and contract matters. Compensation-related expenses also increased as the result of additional general and administrative personnel and higher salary levels when compared to the prior year. General and administrative expenses, being relatively fixed in nature, can be expected to fluctuate as a percentage of net sales from period to period.

INTEREST EXPENSE AND INTEREST INCOME

THREE MONTHS ENDED JUNE 30,                               2000       1999      CHANGE
---------------------------                             --------   --------   --------
(DOLLARS IN THOUSANDS)
Interest expense......................................    $ (4)      $(68)      (94.1)%
Interest income.......................................    $302       $ 59      411.86%

    The decrease in interest expense between the three month periods ended
June 30, 2000 and 1999 is primarily attributable to $4.0 million advanced under a borrowing agreement with a significant customer in the prior year's comparable quarter. In November 1999, the customer subsequently converted the loan into common stock in connection with the exercise of a stock purchase warrant. The increase in interest income during the three month period ended June 30, 2000 in comparison to the corresponding period in the prior fiscal year was primarily attributable to higher average invested cash and marketable security balances, primarily as the result of the $18.0 million sale of technology assets described below. This transaction occurred on June 30, 1999 and as such did not significantly impact interest income for the quarter ended June 30, 1999 in comparison to the current year. Refer to "Liquidity and Capital Resources."

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

INCOME TAX PROVISION

THREE MONTHS ENDED JUNE 30,                               2000       1999      CHANGE
---------------------------                             --------   --------   --------
(DOLLARS IN THOUSANDS)
Income tax provision..................................    $  0      $4,163     (100.0)%
Effective tax rate....................................                29.4%

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

    The Company did not record a benefit for federal taxes in the quarter ended June 30, 2000 as the result of the establishment of a valuation allowance against its deferred tax assets for the year ended March 31, 2000. As a result, the Company will not record financial tax expense or benefit until such time it is determined that its deferred tax assets are realizable, and that a valuation allowance is no longer necessary. There can be no assurance that the Company will generate taxable income or that all of its deferred tax assets will be realized. The effective tax rate for the quarter ended June 30, 1999 was 29.4%, as the Company utilized its net operating loss (NOL) carryforward from the prior year, resulting in an effective tax rate below the statutory rate.

NET INCOME AND EARNINGS PER SHARE

THREE MONTHS ENDED JUNE 30,                            2000          1999         CHANGE
---------------------------                          --------      --------      --------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss)..................................  $(4,278)       $9,918        (143.1)%
Percentage of net sales............................    (37.7)%        54.1%
Earnings (loss) per share:
  Basic............................................  $ (0.38)       $ 1.06        (135.9)%
  Diluted..........................................  $ (0.38)       $ 1.03        (136.9)%

    The decrease in net income and earnings per share for the three month period ended June 30, 2000 in comparison to the corresponding period in the prior fiscal year were primarily attributable to the gain associated with the sale of technology assets described above. In addition, operating results before one-time items declined as a result of the decrease in sales, also described above. Exercises of employee stock options and stock warrants by the Company's largest customer resulted in an increase in the number of common and common equivalent shares outstanding when compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents, and marketable securities decreased to $19.1 million or 40% of total assets at June 30, 2000 from $23.2 million or 44% of total assets at March 31, 2000. The decrease is due to the net loss. Cash flow used in operations totaled $4.4 million during the three months ended
June 30, 2000. The Company had net working capital of $29.2 million at June 30, 2000.

    Accounts receivable, net of allowances, decreased to $7.9 million at June 30, 2000 from $8.1 million at March 31, 2000. The decrease in accounts receivable balances was due to the decline in sales volumes. Days' sales outstanding at June 30, 2000 increased approximately 2% from March 31, 2000 to 73 days. Inventory decreased to $7.7 million at June 30, 2000 from $8.5 million at March 31, 2000, as the Company continues to work its way through a large PC-stocking purchase.

    The Company made $191,000 in capital expenditures during the three months ended June 30, 2000, compared to $332,000 during the comparable period of the prior fiscal year. The majority of the capital expenditures during the three months ended June 30, 2000 consisted of routine upgrades of computer equipment for employees and the redesign of the Company's decision support system. The Company currently has no specific commitments with respect to additional capital expenditures during the remainder of fiscal 2001, but expects to spend an aggregate of approximately $2 million for the year.

    The Company's $10,000,000 revolving credit line from a bank expired on June 30, 2000. The Company is currently negotiating terms to a new line of credit, but anticipates similar terms as the prior agreement. The new agreement will be secured by the Company's investment portfolio.

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

                           PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits
               10.1 Third Amendment to Active Voice Corporation 1998 Stock Option Plan
               27.1 Financial Data Schedule

           (b) Reports on Form 8-K
               The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       ACTIVE VOICE CORPORATION
                                                       (Registrant)

                                                       By:              /s/ JOSE S. DAVID
                                                            -----------------------------------------
                                                                          Jose S. David
Date: August 14, 2000                                                CHIEF FINANCIAL OFFICER

                                                            Signing on behalf of registrant and
                                                            as principal financial officer