Form 10-Q/A
period 2000-06-30
ACTIVE VOICE CORP
filed 2000-08-28
CIK 869554

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

                                  FORM 10-Q/A

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

                            ACTIVE VOICE CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $(4,278)   $  9,918
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization.............................      441         456
  Provisions for accounts receivable........................       29          77
  Deferred income taxes.....................................                   62
  (Gain) loss on disposal of equipment......................      (10)          6
  Minority interest in earnings of consolidated
    subsidiary..............................................        2          88
  Gain on sale of technology assets.........................              (16,504)
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable..............      164        (721)
    Decrease in inventories.................................      808         775
    Decrease (increase) in prepaid expenses and other
      assets................................................     (230)      2,043
    Decrease in accounts payable............................     (946)     (2,415)
    Increase (decrease) in other liabilities................     (423)      2,903
                                                              -------    --------
      Net cash used in operating activities.................   (4,443)     (3,312)

INVESTING ACTIVITIES
Proceeds from sale of technology assets.....................               18,000
Purchases of marketable securities..........................   (1,813)
Proceeds from sale and maturity of marketable securities....    1,366         176
Purchases of furniture and equipment........................     (191)       (332)
                                                              -------    --------
      Net cash provided by (used in) investing activities...     (638)     17,844

FINANCING ACTIVITIES
Net issuance of short term notes payable....................                4,522
Proceeds from employee stock option and stock purchase
  plans.....................................................      466         238
                                                              -------    --------
      Net cash provided by financing activities.............      466       4,760
Effect of exchange rate changes on cash and cash
  equivalents...............................................       18          38
                                                              -------    --------
Increase (decrease) in cash and cash equivalents............   (4,597)     19,330
Cash and cash equivalents at beginning of period............   15,557       1,692
                                                              -------    --------
Cash and cash equivalents at end of period..................  $10,960    $ 21,022
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

    Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q/A. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended March 31, 2000.

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

                                                       ACTIVE VOICE CORPORATION
                                                       (Registrant)

                                                       By:              /s/ JOSE S. DAVID
                                                            -----------------------------------------
                                                                          Jose S. David
Date: August 28, 2000                                                CHIEF FINANCIAL OFFICER

                                                            Signing on behalf of registrant and
                                                            as principal financial officer