Form 10-Q
period 2000-09-30
ACTIVE VOICE CORP
filed 2000-11-14
CIK 869554

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2000          COMMISSION FILE NUMBER 0-22804

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              OUTSTANDING AT
                    CLASS                                    OCTOBER 31, 2000
         Common Stock, No Par Value                             11,436,453

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ACTIVE VOICE CORPORATION
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                                             PAGE
                                                                           --------
PART I--FINANCIAL INFORMATION

  Item 1.    Financial Statements (Unaudited)............................         3

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................         8

PART II--OTHER INFORMATION

  Item 4.    Submission of Matters to a Vote by Security Holders.........        15

  Item 6.    Exhibits and Reports on Form 8-K............................        15

SIGNATURE PAGE...........................................................        16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ACTIVE VOICE CORPORATION

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Net sales...............................................  $13,887    $20,669    $25,244    $39,005
Cost of goods sold......................................    4,632      8,492      9,213     16,632
                                                          -------    -------    -------    -------
Gross profit............................................    9,255     12,177     16,031     22,373

Operating expenses:
  Research and development..............................    4,209      3,833      8,245      7,977
  Sales and marketing...................................    5,064      5,712     10,198     10,905
  General and administrative............................    2,729      2,356      4,905      4,372
                                                          -------    -------    -------    -------
    Total operating expenses............................   12,002     11,901     23,348     23,254
                                                          -------    -------    -------    -------
Operating income (loss).................................   (2,747)       276     (7,317)      (881)

Interest expense........................................       --       (191)        (4)      (259)
Interest income.........................................      316        278        618        337
Impairment of strategic investment......................                                    (1,169)
Gain on sale of technology assets.......................                                    16,504
                                                          -------    -------    -------    -------
                                                              316         87        614     15,413
                                                          -------    -------    -------    -------
Income (loss) before income taxes and minority
  interest..............................................   (2,431)       363     (6,703)    14,532

Income tax provision....................................       --       (101)        --     (4,264)
Minority interest in (gain) loss of consolidated
  subsidiary............................................        8        (43)         2       (131)
                                                          -------    -------    -------    -------
Net income (loss).......................................  $(2,423)   $   219    $(6,701)   $10,137
                                                          =======    =======    =======    =======
Earnings (loss) per share:
  Basic.................................................  $ (0.22)   $  0.02    $ (0.60)   $  1.08
                                                          =======    =======    =======    =======
  Diluted...............................................  $ (0.22)   $  0.02    $ (0.60)   $  1.04
                                                          =======    =======    =======    =======

                See notes to consolidated financial statements.

                            ACTIVE VOICE CORPORATION

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                         (IN THOUSANDS, EXCEPT SHARES)

                                                              SEPTEMBER 30,   MARCH, 31
                                                                  2000          2000
                                                              -------------   ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $15,717       $15,557
  Marketable securities.....................................       3,872         3,907
  Accounts receivable, less allowances......................       7,928         8,064
  Inventories...............................................       7,099         8,546
  Income taxes receivable...................................          --         3,356
  Prepaid expenses and other assets.........................       1,954         1,682
                                                                 -------       -------
    Total current assets....................................      36,570        41,112

Marketable securities.......................................       2,298         3,745
Furniture and equipment, net................................       5,426         5,793
Other assets................................................       2,219         2,399
                                                                 -------       -------
    Total assets............................................     $46,513       $53,049
                                                                 =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $   903       $ 1,681
  Accrued compensation and benefits.........................       2,259         2,553
  Other accrued expenses....................................       1,999         1,831
                                                                 -------       -------
    Total current liabilities...............................       5,161         6,065

Commitments

Minority interest...........................................          67            72

Stockholders' equity:
  Preferred stock, no par value:
    Authorized shares--2,000,000--none outstanding
  Common stock, no par value:
    Authorized shares--60,000,000
    Issued and outstanding shares, 11,307,516 (11,163,792 at
      March 31, 2000).......................................      27,686        26,798
  Retained earnings.........................................      13,312        20,013
  Accumulated other comprehensive income....................         287           101
                                                                 -------       -------
Total stockholders' equity..................................      41,285        46,912

    Total liabilities and stockholders' equity..............     $46,513       $53,049
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

                            ACTIVE VOICE CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                  SIX MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $(6,701)   $10,137
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Depreciation and amortization.............................    1,030        992
  Provisions for accounts receivable........................      179        192
  Deferred income taxes.....................................                (566)
  Gain (loss) on disposal of equipment......................        6          6
  Minority interest in earnings of consolidated
    subsidiary..............................................       (8)       131
  Gain on sale of technology assets.........................       --    (16,504)
  Changes in operating assets and liabilities:
    Increase in accounts receivable.........................      (43)    (1,864)
    Decrease in inventories.................................    1,447        949
    Decrease in prepaid expenses and other assets...........    3,207      3,635
    Decrease in accounts payable............................     (778)    (3,028)
    Increase (decrease) in other liabilities................     (126)       868
                                                              -------    -------
      Net cash used in operating activities.................   (1,787)    (5,052)

INVESTING ACTIVITIES
Proceeds from sale of technology assets.....................       --     18,000
Proceeds from sale and maturity of marketable securities....    3,721        653
Purchases of marketable securities..........................   (2,233)    (6,523)
Purchases of furniture and equipment........................     (612)    (1,811)
                                                              -------    -------
      Net cash provided by (used in) investing activities...      876     10,319

FINANCING ACTIVITIES
Net issuance of short term notes payable....................               4,112
Proceeds from employee stock option and stock purchase
  plans.....................................................      888        708
                                                              -------    -------
      Net cash provided by financing activities.............      888      4,820

Effect of exchange rate changes on cash and cash
  equivalents...............................................      183         24
                                                              -------    -------
Increase in cash and cash equivalents.......................      160     10,111
Cash and cash equivalents at beginning of period............   15,557      1,692
                                                              -------    -------
Cash and cash equivalents at end of period..................  $15,717    $11,803
                                                              =======    =======

                See notes to consolidated financial statements.

                            ACTIVE VOICE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

1. INTERIM FINANCIAL STATEMENTS

    The accompanying consolidated financial statements of Active Voice Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments necessary to state fairly the financial information set forth therein. Results of operations for the six month period ended September 30, 2000 are not necessarily indicative of future financial results.

    Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended March 31, 2000.

2. INVENTORIES

    Inventories are comprised of the following (in thousands):

                                                        SEPTEMBER 30,   MARCH 31,
                                                            2000          2000
                                                        -------------   ---------
Computer equipment....................................     $4,945        $6,156
Custom component parts................................      1,395         1,297
Supplies..............................................        759         1,093
                                                           ------        ------
                                                           $7,099        $8,546
                                                           ======        ======

3. REVENUE RECOGNITION POLICY

    The Company's revenues primarily consist of system sales and software licenses. System sales typically include both software and hardware components. Software licenses consist of software applications that operate on third party industry standard hardware that is available from the Company and other vendors. Revenue from system sales and software licenses is recognized upon shipment of the product to the customer. As revenues are recognized, the Company accrues estimated costs related to no charge telephone support to customers, which are not significant to the individual sale and typically are provided within one month from the date of shipment. The Company does not offer unspecified upgrades or enhancements to its products. Revenue from training services is not significant and is recognized as the related services are provided.

    The Company allows product returns without charge within the initial thirty days following the date of sale and provides an allowance for estimated product returns based on historical experience. The Company generally offers a one-year warranty on all its software products. As the cost of software replacement under the warranty is not significant, the Company does not provide for future warranty claims.

4. COMPREHENSIVE INCOME

    Total comprehensive income (loss) was ($2,257,000) and $197,000 for the three month periods ended September 30, 2000 and 1999, respectively. Total comprehensive income (loss) was ($6,515,000) and $10,144,000 for the six month period ended September 30, 2000 and 1999, respectively.

5. TECHNOLOGY LICENSES, LITIGATION AND CONTINGENCIES

    On September 21, 2000 the Company entered into a Non-Exclusive License and Settlement Agreement with CIDCO Incorporated granting a worldwide, non-exclusive license to the Company's caller identification products under Patent
No. 5,327,493. All claims of CIDCO against the Company were dismissed. The Company received a license fee of $2,000,000 in September 2000.

6. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except shares and per share data):

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                  ----------------------   ----------------------
                                                     2000        1999         2000        1999
                                                  ----------   ---------   ----------   ---------
Numerator:
Net income (loss)...............................  $   (2,423)  $     219   $   (6,701)  $  10,137
                                                  ==========   =========   ==========   =========
Denominator:
Denominator for basic earnings (loss) per
  share--
  Weighted average shares.......................  11,268,109   9,428,310   11,220,476   9,384,484
Effect of dilutive securities:
  Stock purchase warrant........................          --     124,028           --      85,492
  Stock options.................................          --     402,742           --     309,216
                                                  ----------   ---------   ----------   ---------
Denominator for diluted earnings (loss) per
  share--
  Adjusted weighted average shares and assumed
    conversions.................................  11,268,109   9,955,080   11,220,476   9,779,192
                                                  ==========   =========   ==========   =========
Basic earnings (loss) per share:................  $    (0.22)  $    0.02   $    (0.60)  $    1.08
Diluted earnings (loss) per share:..............  $    (0.22)  $    0.02   $    (0.60)  $    1.04

------------------------

    The effect on earnings per share of outstanding stock options has been excluded as the effect is antidilutive.

7. SUBSEQUENT EVENTS

    On October 12, 2000 the Company completed the purchase of the remaining 49% of the outstanding common stock of Pronexus, Inc. ("Pronexus"). The purchase price of approximately $2.8 million was paid in cash and 122,589 unregistered shares of the Company's Common stock. The Company will account for the transaction as a purchase and expects to perform the preliminary allocation of the purchase price during the quarter ending December 31, 2000.

    On November 10, 2000 the Company entered into a definitive agreement to be acquired by Cisco Systems, Inc. ("Cisco"). Under the terms of the agreement, Cisco will pay approximately $266 million in Cisco common stock for Active Voice's Unity-TM- operation comprised of IP-based unified messaging solutions. Cisco will also pay approximately $30 million in stock for Active Voice's circuit switched PBX voicemail solutions, which will be sold after the acquisition closes, to a newly formed entity comprised of former Active Voice employees for $30 million. The purchase price will be shared by all Active Voice security holders. As of November 9, 2000, there were approximately 14.8 million shares of Active Voice outstanding on a fully diluted basis. The acquisition is expected to be complete in the third quarter of the Company's fiscal year 2001. The acquisition has been approved by the board of directors of each company and is subject to various closing conditions including Active Voice shareholder approval and approval under the Hart Scott Rodino Antitrust Improvements Act.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    THIS QUARTERLY STATEMENT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS AND IS SUBJECT TO ITS SAFE HARBORS. THE FORWARD LOOKING STATEMENTS REFLECT MANAGEMENT'S FORECAST OF CERTAIN ASPECTS OF THE COMPANY'S FUTURE. THEY ARE BASED ON CURRENT INFORMATION THAT WE HAVE ASSESSED, BUT WHICH BY ITS NATURE IS DYNAMIC AND SUBJECT TO RAPID AND EVEN ABRUPT CHANGES. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO STATEMENTS REGARDING: (A) THE ESTIMATED COMPLETION OF THE PROPOSED TRANSACTION WITH CISCO SYSTEMS, INC. (SEE NOTE 7) AND (B) THE TRANSITION.

    THE FOLLOWING ARE AMONG THE RISK FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS: THE FOLLOWING WHILE NOT INCLUSIVE, ARE AMONG THE RISK FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS: COMPETITIVE PRESSURES FROM NEW ENTRANTS TO THE CTI MARKET, INCLUDING LARGE SOFTWARE COMPANIES AND TELEPHONE SWITCH MANUFACTURERS WITH GREATER RESOURCES, THE INTRODUCTION OF NEW PRODUCTS BY OUR COMPETITORS, INCREASING PRICE COMPETITION IN THE MARKETPLACE; UNANTICIPATED DELAYS IN RELEASING NEW PRODUCTS, UNANTICIPATED DELAYS IN NEW PRODUCT DEVELOPMENT, INCREASES IN RESEARCH AND DEVELOPMENT SPENDING, AND THE INCREASE IN OUR INTERNATIONAL SALES MAY REQUIRE NOTABLE INCREASES IN DEVELOPMENT SPENDING ASSOCIATED WITH LOCALIZATION OF PRODUCTS FOR FOREIGN MARKETS. OTHER POTENTIAL RISKS AND UNCERTAINTIES AND OTHER FACTORS ARE DISCUSSED IN MORE DEPTH IN ACTIVE VOICE'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

NET SALES

                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                  SEPTEMBER 30,                       SEPTEMBER 30,
                          ------------------------------      ------------------------------
                            2000       1999      CHANGE         2000       1999      CHANGE
(DOLLARS IN THOUSANDS)    --------   --------   --------      --------   --------   --------
Net sales...............  $13,887    $20,669     (32.8)%      $25,244    $39,005     (35.2)%

THREE MONTHS ENDED SEPTEMBER 30, 2000

    Net sales to the Company's Americas dealer network during the quarter ended September 30, 2000 decreased by 44% from the comparable period in the prior fiscal year. Net sales to the Americas dealers represented 37% of total net sales for the three months ended September 30, 2000 compared to 45% of total net sales for the three months ended September 30, 1999. The decrease in net sales in the Americas dealer channel in the current fiscal period when compared to the prior year's quarter was primarily attributable to a decline in revenues associated with the Company's Year 2000 (Y2K) program. Repartee and Lingo sales declined as a result of the post-Y2K slowdown. Management believes the lower revenues also reflect an industry-wide trend of delayed purchases while customers considered their communications strategies, and the various equipment and technology options available. Sales of the Company's unified messaging product, Unity, continued to sequentially improve from quarter to quarter, representing approximately 30% of the channel's net revenues during the quarter ended September 30, 2000.

    Net sales to the strategic partner sales channel decreased by 50% for the three months ended September 30, 2000 over the comparable period in the prior fiscal year. Net sales to strategic partner customers represented 28% and 37% of total net sales for the three month periods ended September 30, 2000 and 1999, respectively. The majority of the decrease in strategic partner sales is attributable to a decline in switch sales by the Company's strategic partners. Revenues from Unity during the quarter ended September 30, 2000 accounted for approximately 19% of total strategic partner net sales. The Company's largest strategic partner accounted for approximately 58% of total strategic partner sales and approximately 16% of total net sales during the three months ended September 30, 2000.

    Net sales to international customers decreased by 32% during the three months ended September 30, 2000 in comparison to the prior year same quarter. International sales represented 14% of total net sales for the three month period ended September 30, 2000 and 14% of total net sales for the three month period ended September 30, 1999. The reasons for the decrease in net sales to the international channel mirror the America's channel, and revenues declined in each of the Company's international regions.

    Other revenue increased 260% on a year over year basis during the quarter ended September 30, 2000 and represented 21% of the Company's total net sales versus 4% of sales in the comparable prior year quarter. The increase in other revenue is attributable to the license fee of $2.0 million from CIDCO Incorporated (See Note 5) and increased sales of Visual Basic-based voice application tools and custom application design services through the Company's majority-owned Pronexus subsidiary.

SIX MONTHS ENDED SEPTEMBER 30, 2000

    Net sales to the Company's Americas dealer network decreased approximately 46% in the six months ended September 30, 2000 over the comparable period in the prior fiscal year. Net sales to the Americas dealer channel represented approximately 39% of total net sales for the six months ended September 30, 2000 compared to approximately 47% of total net sales for the six months ended September 30, 1999. The majority of the decrease in net sales was attributable to the same reasons discussed above for the quarter ended September 30, 2000. Sales of Unity for the six months ended September 30, 2000 represented approximately 25% of sales for the channel.

    Net sales to the strategic partner sales channel during the six months ended September 30, 2000 decreased by approximately 39% from the comparable period in the prior fiscal year. Net sales to strategic partners represented 32% and 34% of total net sales for the six month periods ended September 30, 2000 and 1999, respectively. The decrease in net sales to strategic partners was primarily due to decreased unit sales of embedded systems. The largest strategic partner customer accounted for approximately 62% of total strategic partner sales and approximately 19% of total net sales during the six months ended September 30, 2000. Sales of Unity for the six months ended September 30, 2000 represented approximately 30% of the channel.

    Net sales through the international channel decreased by approximately 34% during the six months ended September 30, 2000 from the comparable period in the prior fiscal year. International sales represented 15% and 15% of total net sales for the six month periods ended September 30, 2000 and 1999, respectively. The reasons for the decrease in net sales to the international channel mirror the America's channel, and revenues declined in each of the Company's international regions.

    Other revenue increased by 126% during the six months ended September 30, 2000 in comparison to the prior year same period and represented 14% and 4% of the Company's total net sales for the six month periods ended September 30, 2000 and 1999, respectively. The increase in other revenue is attributable to the license fee of $2.0 million from CIDCO Incorporated (See Note 5) offset by slightly decreased sales of Visual Basic-based voice application tools and custom application design services through the Company's majority-owned Pronexus subsidiary.

GROSS MARGIN

                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                   SEPTEMBER 30,                       SEPTEMBER 30,
                           ------------------------------      ------------------------------
                             2000       1999      CHANGE         2000       1999      CHANGE
(DOLLARS IN THOUSANDS)     --------   --------   --------      --------   --------   --------
Gross profit.............   $9,255    $12,177     (24.0)%      $16,031    $22,373     (28.3)%
Percentage of net
  sales..................     66.6%      58.9%                    63.5%      57.4%

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

    The increase in the gross margin percentage in the three and six month periods ended September 30, 2000 compared to the prior year's three and six month periods are the result of higher revenue contributions from embedded systems and Unity, which both carry higher software components. Gross margin percentage in the quarter and six months ended September 30, 1999 reflected a higher hardware sales mix when compared to the current quarter, as sales of PC hardware components associated with the Company's Y2K program accounted for a greater percentage of revenues than the Company's other business. Excluding the $2.0 million license fee from CIDCO, the margins were approximately 61% and 60% of net sales for the three and six months ended September 30, 2000.

RESEARCH AND DEVELOPMENT

                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                      SEPTEMBER 30,                       SEPTEMBER 30,
                              ------------------------------      ------------------------------
                                2000       1999      CHANGE         2000       1999      CHANGE
(DOLLARS IN THOUSANDS)        --------   --------   --------      --------   --------   --------
Research and development....   $4,209     $3,833      9.8%         $8,245     $7,977      3.4%
Percentage of net sales.....     30.3%      18.5%                    32.7%      20.5%

    The increases in research and development expenses between the three month and six month periods ended September 30, 2000 and 1999, were attributable to an increase in compensation-related costs and depreciation on hardware used in the development of Unity. The increased compensation expense was associated with additional engineering and development personnel and higher engineering salaries due to the competitive nature of the labor market and the Company's effort to attract and retain skilled employees. The increase in engineering personnel is attributable to the continued development of and enhancements to the feature set of Unity. The Company also continues to allocate substantial resources to the localization of products for international markets and customization of products for strategic partner accounts.

SALES AND MARKETING

                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                    SEPTEMBER 30,                       SEPTEMBER 30,
                            ------------------------------      ------------------------------
                              2000       1999      CHANGE         2000       1999      CHANGE
(DOLLARS IN THOUSANDS)      --------   --------   --------      --------   --------   --------
Sales and marketing.......   $5,064     $5,712     (11.3)%      $10,198    $10,905      (6.5)%
Percentage of net sales...     36.5%      27.6%                    40.4%      28.0%

    The decrease in sales and marketing expenses during the three and six month periods ended September 30, 2000 over the comparable periods in the prior fiscal year was primarily attributable to lower commission expenses due to decreased sales levels. The lower commission expenses were offset by increased compensation-related expenses for the sales and marketing group, with the continued emphasis on channel and strategic department development. The Company also continues to devote resources to the development of training programs to improve its customers' technical and sales knowledge and better leverage sales of the Unity product. Sales and marketing expenses include both costs that are essentially fixed as well as costs that vary relative to sales volume and thus can be expected to fluctuate both in dollar amount and as a percentage of net sales from period to period.

GENERAL AND ADMINISTRATIVE

                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                      SEPTEMBER 30,                       SEPTEMBER 30,
                              ------------------------------      ------------------------------
                                2000       1999      CHANGE         2000       1999      CHANGE
(DOLLARS IN THOUSANDS)        --------   --------   --------      --------   --------   --------
General and
  administrative............   $2,729     $2,356      15.8%        $4,905     $4,372      12.2%
Percentage of net sales.....     19.7%      11.4%                    19.4%      11.2%

    The increase in general and administrative expenses for the three and six months ended September 30, 2000 was primarily attributable to legal costs related to intellectual property, litigation and contract matters when compared to the prior year comparable periods. Compensation-related expenses also increased as the result of additional general and administrative personnel and higher salary levels when compared to the prior year comparable periods. General and administrative expenses, being relatively fixed in nature, can be expected to fluctuate as a percentage of net sales from period to period.

INTEREST EXPENSE AND INTEREST INCOME

                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                  ------------------------------      ------------------------------
                                    2000       1999      CHANGE         2000       1999      CHANGE
(DOLLARS IN THOUSANDS)            --------   --------   --------      --------   --------   --------
Interest expense................      --      $(191)     100.0%         $ (4)     $(259)     (98.5)%
Interest income.................    $316      $ 278       13.7%         $618      $ 337       83.4%

    The decrease in interest expense between the three and six month periods ended September 30, 2000 and 1999 is primarily attributable to $4.0 million advanced under a borrowing agreement with a significant customer in the prior year's comparable quarter. In November 1999, the customer subsequently converted the loan into common stock in connection with the exercise of a stock purchase warrant and exercised the remaining balance of the warrant resulting in an additional $2.5 million in proceeds to the Company. The increase in interest income during the three and six month periods ended September 30, 2000 in comparison to the corresponding period in the prior fiscal year was primarily attributable to higher average invested cash and marketable security balances, primarily as the result of the $18.0 million sale of technology assets described below. Refer to "Liquidity and Capital Resources."

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

    During the six months ended September 30, 1999, the Company recorded a $1.2 million impairment loss on a strategic investment. The loss represented the Company's $1 million investment for an 8% ownership interest in a small hardware vendor, plus an additional $169,000 temporarily advanced for working capital. Greater than one-half of the vendor's total sales were made to the Company. The impairment was recorded due to the uncertain financial viability of the vendor due to the Company's selection of an alternate source for the components supplied by the vendor.

INCOME TAX PROVISION

                                                      THREE MONTHS           SIX MONTHS
                                                          ENDED                 ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                   -------------------   -------------------
                                                     2000       1999       2000       1999
(DOLLARS IN THOUSANDS)                             --------   --------   --------   --------
Income tax provision.............................     $0       $(101)       $0      $(4,264)
Effective tax rate...............................      0%       27.8%        0%        29.3%

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

    The Company did not record a benefit for federal taxes in the quarter and six months ended September 30, 2000 as the result of the establishment of a valuation allowance against its deferred tax assets for the year ended
March 31, 2000. As a result, the Company will not record financial tax expense or benefit until such time it is determined that its deferred tax assets are realizable, and that a valuation allowance is no longer necessary. There can be no assurance that the Company will generate taxable income or that all of its deferred tax assets will be realized. The effective tax rate for the quarter and six months ended September 30, 1999 was below the statutory rate due to the utilization of the Company's net operating loss (NOL) carry-forward from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents, and marketable securities decreased to $21.9 million or 47% of total assets at September 30, 2000 from $23.2 million or 44% of total assets at March 31, 2000. The decrease is due to the net loss offset by the receipt of approximately $3.2 million federal tax refund and the receipt of $2.0 million from CIDCO. Cash flow used in operations totaled
$1.8 million during the six months ended September 30, 2000. The Company had net working capital of $31.4 million at September 30, 2000.

    Accounts receivable, net of allowances, decreased to $7.9 million at September 30, 2000 from $8.1 million at March 31, 2000. The decrease in accounts receivable balances was due to the decline in sales volumes. Inventory decreased to $7.1 million at September 30, 2000 from $8.5 million at March 31, 2000, as the Company continues to utilize inventory from a previous large PC-stocking purchase.

    The Company made $612,000 in capital expenditures during the six months ended September 30, 2000, compared to $1,811,000 during the comparable period of the prior fiscal year. The majority of the capital expenditures during the six months ended September 30, 2000 consisted of routine upgrades of computer equipment for employees and the redesign of the Company's decision support system. The Company currently has no significant commitments with respect to additional capital expenditures during the remainder of fiscal 2001.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of Shareholders of Active Voice Corporation was held on August 17, 2000. A total of 10,236,723 shares of the Company's common stock were represented in person or by proxy at the meeting, which comprised 91.1% of the total number of shares of the Company's common stock outstanding on June 30, 2000, the record date for the meeting.

       At the meeting, all of the current directors of the Company, namely, Tom
       A. Alberg, Douglas P. Beighle, Frank J. Costa, Robert C. Greco, Harold H. Kawaguchi, and Robert L. Richmond, were re-elected to serve as directors of the Company until the 2001 Annual Meeting of Shareholders or until their earlier retirement, resignation, or removal. The following table sets forth information regarding the voting in the election for directors:

                                                         VOTES CAST     VOTES
NOMINEE                                                  FOR NOMINEE   WITHHELD
-------                                                  -----------   --------
Tom A. Alberg..........................................   9,958,056    278,667
Douglas P. Beighle.....................................   9,957,456    279,267
Frank J. Costa.........................................   9,957,365    279,358
Robert C. Greco........................................   9,957,734    278,989
Harold H. Kawaguchi....................................   9,957,576    279,147
Robert L. Richmond.....................................   9,958,926    277,797

       The shareholders approved the proposal to approve the 2000 Stock Option Plan. The following table sets forth information regarding the voting on the proposal:

 VOTES CAST       VOTES CAST                    BROKER & OTHER
FOR PROPOSAL   AGAINST PROPOSAL   ABSTENTIONS     NON-VOTES
------------   ----------------   -----------   --------------
 4,317,294          538,573          78,707        6,302,592

       The shareholders approved the proposal to approve the 2000 Director Stock Option Plan. The following table sets forth information regarding the voting on the proposal:

 VOTES CAST       VOTES CAST                    BROKER & OTHER
FOR PROPOSAL   AGAINST PROPOSAL   ABSTENTIONS     NON-VOTES
------------   ----------------   -----------   --------------
 4,263,267          585,845          85,462        6,302,592

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       27.1 Financial Data Schedule

    (b) Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       ACTIVE VOICE CORPORATION
                                                       (Registrant)

                                                       By:              /s/ JOSE S. DAVID
                                                            ----------------------------------------
                                                                          Jose S. David
Date:   November 14, 2000                                            CHIEF FINANCIAL OFFICER

                                                            Signing on behalf of registrant and as
                                                            principal financial officer